Form 10QSB
period 2001-06-30
ADRIATIC HOLDINGS LTD
filed 2001-07-11
CIK 1075636

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending        June 30, 2001


                                    OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

						Commission File Number: 333-93383


                       ADRIATIC HOLDINGS LIMITED
            (Exact name of registrant as specified in charter)


       Nevada                                91-1918326
(State of Incorporation)           (I.R.S. Employer Identification No.)


           114 W. Magnolia Street, Suite 446, Bellingham, WA 98225
                 (Address of principal executive offices)


    Registrant's telephone number, including area code  (800) 661-7830


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                          Outstanding at June 30, 2001
Common Stock, par value $.001 per share           7,090,000

Part I.     Financial Information

  Item 1.    Financial Statements

  Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations




ADRIATIC HOLDINGS CORPORATION
BALANCE SHEET

June 30, 2001 AND DECEMBER 31, 2000


                                              	   June 30,      DECEMBER 31,
          ASSETS                                     2001            2000
          ------                                  ----------     ------------
								  (UNAUDITED)
Current Assets-Cash:  					  $  450,040     	$  	 214
Subscription receivable						30,000	        -
Deferred Offering Costs				                - 	    34,635
                                                  ----------      ----------
 								  $  480,040          34,849
								  ==========      ==========
          LIABILITIES
          -----------
Current liabilities:
     Accounts payable                             $  19,848		    36,894
     Due to Shareholder 				     35,989		    24,008
                                                  ----------      ----------
               		Total Current Liabilities $  55,837  	    60,902
								  ----------	----------

          SHAREHOLDERS' DEFICIT
          --------------------
Common stock, par value $0.001 per share
25,000,000 authorized shares,
7,090,000 shares issued and outstanding			 7,090	     2,090
Paid-in capital                                      508,643          15,733
Deficit accumulated during the development stage     (91,530)        (43,876)
                                                  ----------      ----------
               Total shareholders' Equity            424,203         (26,053)
                                                  ----------      ----------
               Total liabilities and
               shareholders' deficit              $  480,040     $    34,849
                                                  ==========      ==========

See notes to financial statements.

ADRIATIC HOLDINGS CORPORATION
STATEMENT OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
AND FROM INCEPTION THROUGH JUNE 30, 2001 (UNAUDITED)


									     Period from
									      Inception
						   For the Six 	    (July 9, 1998)
						       Month		 through
						  Ended June 30,         June 30,
						  2001	 2000		   2001
						-------	-------       -------

Revenue					$     0	$     0	 $	0

Expenses (Note 3)
	General and Administrative	 37,673	  7,625  	   91,530

						-------     -------	  --------
		Total Expenses	       37,673	  7,625	   91,530
						-------	-------       --------

Net Loss				     $(37,673)	$(7,625)	 $(91,530)
						========    ========      ========

Basic and Fully Diluted
Loss Per Share				$   (.01)	$ (.01)	$    (.02)
						========    ========     ========
Weighted Average Number of
Common Shares Outstanding		2,090,000	2,090,000    2,020,133
						========    ========     ========


See notes to financial statements.

ADRIATIC HOLDINGS CORPORATION
STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000.




						   For the Three
						       Month		 					  				  Ended June 30,
						  2001	 2000
						-------	-------

Revenue					$     0	$     0

Expenses (Note 3)
	General and Administrative	 27,692	  1,416

						-------     -------
		Total Expenses	       27,692	  1,416
						-------	-------

Net Loss				     $(27,692)	$(1,416)
						========    ========

Basic and Fully Diluted
Loss Per Share				$   (.01)	$ (.01)
						========    ========
Weighted Average Number of
Common Shares Outstanding		2,090,000	2,090,000
						========    ========


See notes to financial statements.

ADRIATIC HOLDINGS LIMITED
STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
AND FROM INCEPTION THROUGH JUNE 30, 2001 (UNAUDITED)




										     Period from
										      Inception
						   		For the Six    (July 9, 1998)						   		      Month Period	  through
						  		Ended June 30, 	  June 30,
						  		   2001      2000	   2001
								 ------    ------    -------

CASH FLOWS FROM OPERATING ACTIVITIES:
	Net (Loss)					     $(37,673) $(7,625)	  $(91,530)
	Adjustment to reconcile net loss to
	net cash provided by (used in)
	operating activities:
	  Rental Expense Contributed by Shareholder    832	 832	     5,189
	  Increase in Accounts Payable		 (17,380)  6,785      56,977
		                                     -------  -------     ------
          Total cash from operating activities  (53,887)      (8)    (29,364)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
 	Issuance of Common Stock		       500,000	    0	   513,050
	Increase in due to Shareholders		  11,981        0     35,989
	Increase in deferred offering costs		 (39,635)  	    0	   (39,635)
                                                  ------   ------	    ------
          Total cash from financing activities   460,365        0	    509,404
                                                  ------   ------     ------

Net Increase (Decrease) in Cash			 479,826      (8)	    480,040
Cash at Beginning of Period				     214       82		  0
Cash at End of Period					 480,040       74	    480,040


            See notes to consolidated financial statements.


ADRIATIC HOLDINGS LIMITED
NOTES TO FINANCIAL STATEMENTS

NOTE-1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business

Adriatic Holdings Limited (the "Company") was incorporated in the state of Nevada on July 9, 1998 and is in the development stage. Activities through June 30, 2001 include organization of the Company, raising equity capital and acquiring a license agreement as discussed below. The Company plans to become a provider of quality electrical products to the commercial and industrial electrical industry in the United States and Canada. In the opinion of management, the interim financial statements contain all adjustments, consisting only for normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2001 and its results of its interim operation and cash flows for the six month ended June 30, 2001 and 2000, in accordance with generally accepted accounting principles. The results for interim periods are not necessarily indicative of results for a full year.

Cash flows

For purposes of reporting cash flows, cash includes those investments which are short-term in nature (three months or less to original maturity), are readily convertible to cash, and represent insignificant risk of changes in value.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Deferred offering costs

Offering costs represent costs incurred to June 30, 2001 in connection with the SB-2 public offering (see Note 5). In the event that such offering is successful, costs incurred as of June 30, 2001 and additional costs incurred subsequent to that date will be charged against the proceeds of the offering. If the offering is not successful, the costs will be charged to operations.

Fair value of financial instruments

The carrying amount of cash and accounts payable approximates fair value.

Net loss per share of common stock

Net loss per share of common stock is based on the weighted average number of shares of common stock outstanding during the period.

ADRIATIC HOLDINGS LIMITED
NOTES TO FINANCIAL STATEMENTS

NOTE-2 SHAREHOLDERS' EQUITY

The Company has the authority to issue 25,000,000 shares of common stock $0.001 par value. The Company issued 1,000,000 shares of common stock to one of its founders for $1,000 and 50,000 shares of common stock to another of its founders for services rendered valued at $50 in July, 1998. The Company issued 1,000,000 shares of common stock in connection with a private offering for $10,000 in September, 1998. In February 1999, we issued 40,000 shares of common stock in connection with an additional private placement offering for $2,000. In June 2001 the Company issued 5,000,000 shares of common stock in connection with a private placement offering for $500,000.

NOTE-3 RELATED PARTY TRANSACTIONS

A shareholder of the Company contributed office facilities valued at $1,666 for the year ended December 31, 2000. During the period ended June 30, the Company accrued $832 to a shareholder for rent.

NOTE-4  LICENSING AGREEMENT

On August 15, 1998, the Company acquired the rights to manufacture and distribute an underground electrical junction box for a period of 10 years. The box patent is owned by J.A. Industries (Canada) Inc. ("J.A. Canada"). Pursuant to the license agreement the Company must pay $5.00 per junction box sold or a minimum fee of $10,000 per year for the life of the license. In connection with the agreement, J.A. Canada agreed not to compete, directly or indirectly, with the Company's marketing or distribution of the junction boxes for a period of twenty-four months. The Company has not yet begun the manufacturing or selling of the junction boxes.

NOTE-5 PUBLIC OFFERING

The Company's SB-2 public offering of its common stock for the sale of a maximum of 5,000,000 shares of common stock at $0.10 per share.

NOTE-6 CONTINGENCIES

As discussed in Note 4, the Company has the right to manufacture and distribute an underground electrical junction box patented by J.A. Canada. J.A. Canada is currently the defendant in a lawsuit with regards to its product. The statement of claims, among other things, alleges that the Canadian patent issued on the electrical box is invalid. If the plaintiffs are successful in this action, the patent would be declared invalid and would not provide the Company with protection from competition. If the patent is declared invalid, the Company has the option to cancel the licensing agreement without affecting the manufacturing of the product.


ADRIATIC HOLDINGS LIMITED
NOTES TO FINANCIAL STATEMENTS


NOTE-6 CONTINGENCIES (continued)

Currently, the plaintiff in the lawsuit is manufacturing a similar box to the J.A. Canada box. J.A. Canada, through its lawyers, threatened litigation with the plaintiffs if they did not cease and desist producing a copy of the J.A. Canada junction box. The plaintiffs took the position that the box did not infringe on the J.A Canada junction box and initiated the lawsuit to invalidate the patent held by J.A. Canada. It is J.A. Canada's position that in the event the J.A. Canada patent on the junction box is successfully invalidated by the plaintiffs in the lawsuit, then the design of the junction box belongs in the public domain and therefore no patent could be issued to anyone on this specific design. Furthermore, the current plaintiffs would be able to continue to manufacture their junction box whose design would also belong in the public domain.

If the patent is declared invalid by the courts, the Company will not assert any exclusive rights to the patent. The Company will be in a position to cancel its licensing agreement with J.A. Canada and the Company will be able to manufacture the junction box using the J.A. Canada design without any recourse from J.A. Canada. As the design will belong to the public domain and no patent will be available on the J.A. Canada junction box design, the Company will or may have to compete directly with other manufacturers of the J.A. Canada junction box design.


The Company has suffered recurring losses from operations and has a working capital deficiency of $53,857 that raise substantial doubt about its ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the Company attaining and maintaining profitable operations and raising additional capital. Management's plans in this regard is to raise additional capital through an equity offering. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company discontinue operations.

NOTE-7 INCOME TAX CARRYFORWARDS

The Company has net operating loss carryforwards for financial and income tax reporting of approximately $44,000 of which approximately $12,000 expires in 2013, $12,000 in 2014, and $20,000 in 2015.

The deferred tax assets that result from such operating loss carryforwards of approximately $6,600 and $3,600 at December 31, 2000 and 1999, respectively, have been fully reserved in the accompanying financial statements. During the year ended December 31, 2000 and 1999, the valuation allowance established against the net operating loss carryforwards increased by $3,000 and $1,800, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
OR PLAN OF OPERATION

The information contained below includes statements of Adriatic management's beliefs, expectations, hopes, goals and plans that are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially form those anticipated in the forward-looking statements. For a description of such risks and uncertainties, see the information set forth under the caption "Forward-Looking Statements," which information is incorporated herein by reference.

The following discussion and analysis should be read in conjunction with the information set forth under the caption "Selected Financial Data" and the financial statements and notes thereto included elsewhere in this prospectus.

Plan of Operation

Since our inception on July 9, 1998, we have not been engaged in any significant operations nor have we had any revenues, as we are in the development stage. Our only recent activities through June 30, 2001 include organization of the Company and the raising of equity capital. In June 2001 the Company issued 5,000,000 shares of common stock in connection with a private placement offering for $500,000.

The Company has just completed the SB-2 offering and will now be able to commence operations. It is our plan to search out appropriate manufacturing space and begin to acquire the necessary equipment to start manufacturing. We have suffered recurring losses from operations. We believe that the maximum proceeds of this offering will enable us to maintain our operations and working capital requirements approximately for the next 12 months, without taking into account any internally generated funds from operations. We will need to raise $500,000 to continue operations for the next 12 months based on our capital expenditure requirements.

We have the authority to issue 25,000,000 shares of common stock, $0.001 par value. Prior to this filing, we have raised all funds through private placements. In July 1998, we issued 1,000,000 shares of common stock to one of our founders for $1,000 and 50,000 shares of common stock to another founder for $50. In September 1998, we issued 1,000,000 shares of common stock in connection with an additional private offering for $10,000. In February 1999, we issued 40,000 shares of common stock in connection with an additional private placement offering for $2,000. In June 2001 the Company issued 5,000,000 shares of common stock in connection with a private placement offering for $500,000.

After the current SB-2 offering, we will require additional funds to maintain and expand our operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of the shares being offered in this prospectus. There is still no assurance that, even with the funds from this offering, we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. At the current time, we have not begun manufacturing any junction boxes, but expect to do so when the additional funds have been made available. Currently we have $19,848 in liabilities. Our financial statements report a loss of $12,303 for the fiscal period ended December 31, 1998. For this period, we paid $4,444 in office expenses and $1,050 in management fees to the original founding shareholders. For the period ended December 31, 1999, we report a loss of $11,875. We paid $176 in office expenses and $8,103 in license fees. For the period ended December 31, 2000 we report a loss of $19,698 and for the six month period ended June 30, 2001 we report a loss of $27,692. After we raise additional funds through this current offering, we anticipate an increase in the number of employees to five.

Management believes that the J.A. Junction Box has a competitive advantage over the traditional steel and concrete junction boxes. The J.A. Junction Box is manufactured with high impact polyurethane. Polyurethane is an oil-bases product which is readily available in the market place. Its price and supply are stable now, and is expected, in management's opinion, to remain so in the foreseeable future, although there can be no assurance. The design of the Junction box is cylindrical so that the lid, which provides access to the wiring connections, cannot fall into the box while installation or repairs are being made. Polyurethane construction allows for a much lighter product in comparison with steel or concrete, allowing for easier production, installation and transportation of the junction boxes. Further, the polyurethane J.A. Junction Box is earthquake proof, impact resistant, and does not corrode or deteriorate. The equipment needed to manufacture J.A. Junction Boxes include RIM cell machinery, presses and molds. The RIM cell machinery is used to compress certain materials into polyurethane. The polyurethane is then poured into moulds where it solidifies into the shape of the junction box.

Upon receipt of the funds from the SB-2 offering, we plan to use $150,000 to purchase the mentioned plant equipment. It is evident that the production process will use an above normal amount of electricity and will require facility upgrades and improvements to electrical sources. We anticipate spending a further $50,000 on such facility upgrades in the first year of production. There is a patent on the junction box and we do not anticipate any further need for Research and Development at this time. The Company entered into a licensing agreement with J.A. Canada, the terms require the Company to pay a monthly royalty fee of $1,000 CDN for use of the license. The Company anticipates first year production costs to be $200,000 for supplies and $60,000 for labor.

The Company has the right to manufacture and distribute and underground electrical junction box patented by J.A. Canada. J.A. Canada is currently the defendant in a lawsuit with regards to its product. The statement of claims, among other things, alleges that the Canadian patent issued on the electrical box is invalid. If the plaintiffs are successful in this action, the patent would be declared invalid and would not provide the Company with protection from competition. If the patent is declared invalid, then the design of the J.A. Canada junction box will revert to the public domain and no further patents would be able to be issued on such a design. If the patent is declared invalid, the Company has the option to cancel the licensing agreement without affecting the manufacturing of the product.

Currently, the plaintiff in the lawsuit is manufacturing a similar box to the J.A. Canada box and is selling the box successfully in Canada. J.A. Canada, through its lawyers, threatened litigation with the plaintiffs if they did not cease and desist producing a copy of the J.A. Canada junction box. The plaintiffs took the position that the box did not infringe on the J.A. Canada junction box and initiated the lawsuit to invalidate the patent held by J.A. Canada. It is J.A. Canada's position that in the event the J.A. Canada patent on the junction box is successfully invalidated by the plaintiffs in the lawsuit, then the design of the junction box belongs in the public domain and therefore no patent could be issued to anyone on this specific design. Furthermore, the current plaintiffs would be able to continue to manufacture their junction box whose design would also belong in the public domain.

If the patent is declared invalid by the courts, the Company will (a) not assert any exclusive rights to the patent and (b) be in a position to cancel its licensing agreement with J.A. Canada. The Company will also be able to manufacture the junction box using the J.A. Canada design without any recourse from or payments to J.A. Canada. As the design will belong to the public domain and no patent will be available on the J.A. Canada junction box design, the Company may have to compete directly with other manufacturers of the J.A. Canada junction box design.

The Company has suffered recurring losses from operations. The continuation of the Company as a going concern is dependent upon the Company attaining and maintaining profitable operations and raising additional capital. Management's plans in this regard is to raise additional capital through an equity offering. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company discontinue operations.

Our functional currency is the United States Dollar and our consolidated financial statements are reported in United States Dollars unless otherwise stated.

ADRIATIC HOLDINGS LIMITED


                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

 ADRIATIC HOLDINGS LIMITED

                                                  (Registrant)



DATE: July 5, 2001					BY: /s/ Robert Knight/
      --------------------                   --------------------------------