Form 10QSB
period 2001-09-30
ADRIATIC HOLDINGS LTD
filed 2001-11-14
CIK 1075636

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT HAVE 1934

For the quarterly period ending        September 30, 2001


                                    OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT HAVE 1934

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

            Class                          Outstanding at September 30, 2001
Common Stock, par value $.001 per share           7,090,000

Part I.     Financial Information

  Item 1.    Financial Statements

  Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations




ADRIATIC HOLDINGS CORPORATION
BALANCE SHEET

September 30, 2001 AND DECEMBER 31, 2000


                                              	  SEPTEMBER 30,  DECEMBER 31,
          ASSETS                                     2001            2000
          ------                                  ----------     ------------
								  (UNAUDITED)
Current Asset-Cash  					  $  211,165     	$  	 214
Deferred Offering Costs				                - 	    34,635
Deposit on Equipment					     229,246	        -
                                                  ----------      ----------
 								  $  440,411          34,849
								  ==========      ==========
          LIABILITIES
          -----------
Current liabilities:
     Accounts payable                             $   4,128		    36,894
     Due to Shareholder 				     11,829		    24,008
                                                  ----------      ----------
               		Total Current Liabilities $  15,957  	    60,902
								  ----------	----------

          SHAREHOLDERS' DEFICIT
          --------------------
Common stock, par value $0.001 per share
25,000,000 authorized shares,
7,090,000 shares issued and outstanding			 7,090	     2,090
Paid-in capital                                      477,347          15,733
Deficit accumulated during the development stage     (59,983)        (43,876)
                                                  ----------      ----------
               Total shareholders' Equity            424,454         (26,053)
                                                  ----------      ----------
               Total liabilities and
               shareholders' deficit              $  440,411     $    34,849
                                                  ==========      ==========

See notes to financial statements.

ADRIATIC HOLDINGS CORPORATION
STATEMENT OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
AND FROM INCEPTION THROUGH SEPTEMBER 30, 2001 (UNAUDITED)


									     Period from
									      Inception
						   For the Nine 	    (July 9, 1998)
						       Month		 through
						  Ended Sept. 30,         Sept. 30,
						  2001	 2000		   2001
						-------	-------       -------

Revenue					$     0	$     0	 $	0

Expenses
	General and Administrative	 16,107	  7,625  	   59,983

						-------     -------	  --------
		Total Expenses	       16,107	  7,625	   59,983
						-------	-------       --------

Net Loss				     $(16,107)	$(7,625)	 $(59,983)
						========    ========      ========

Basic and Fully Diluted
Loss Per Share				$   *		$   *		$    (.03)
						========    ========     ========
Weighted Average Number of
Common Shares Outstanding		3,848,242	2,090,000    2,365,512
						========    ========     ========

	* Less than $0.01 per share



See notes to financial statements.

ADRIATIC HOLDINGS CORPORATION
STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000.




						   For the Three
						       Month		 					  				  Ended Sept. 30,
						  2001	 2000
						-------	-------

Revenue					$     0	$     0

Expenses
	General and Administrative	 4,233	  1,416

						-------     -------
		Total Expenses	       4,233	  1,416
						-------	-------

Net Loss				     $(4,233)	$(1,416)
						========    ========

Basic and Fully Diluted
Loss Per Share				$   *		$ *
						========    ========
Weighted Average Number of
Common Shares Outstanding		7,090,000	2,090,000
						========    ========
	* Less than $0.01 per share



See notes to financial statements.

ADRIATIC HOLDINGS LIMITED
STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
AND FROM INCEPTION THROUGH SEPTEMBER 30, 2001 (UNAUDITED)




										     Period from
										      Inception
						   		For the Nine    (July 9, 1998)					   		      Month Period	  through
						  		Ended Sept. 30, 	  Sept. 30,
						  		 2001      2000	   2001
								 ------    ------    -------

CASH FLOWS FROM OPERATING ACTIVITIES:
	Net (Loss)					     $(16,107) $(7,625)	  $(59,983)
	Adjustment to reconcile net loss to
	net cash provided by (used in)
	operating activities:
	  Rental Expense Contributed by Shareholder 1,249   1,248	     6,022
	  Decrease (Increase) in Accounts Payable	 (5,024)  6,369         -
		                                     -------  -------     ------
          Total cash from operating activities  (19,882)      (8)    (53,961)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
	Deposit on Equipment				(229,246)	  -	   (229,246)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
 	Issuance of Common Stock		       470,000	    0	   483,050
	Increase in due to Shareholders		  17,821        0     41,829
	Payment of Offering Costs			 (27,742)  	    0	   (30,507)
                                                  ------   ------	    ------
          Total cash from financing activities   460,079        0	    494,372
                                                  ------   ------     ------

Net Increase (Decrease) in Cash			 210,951      (8)	    211,165
Cash at Beginning of Period				     214       82		  0
Cash at End of Period					 211,165       74	    211,165

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
	Issuance of Common stock in repayment
of shareholder loan				$ 30,000	$   0	    $ 30,000
							--------	-------   ---------
	Acquisition of offering costs with
	Accounts payable					$	0	$    0    $  4,128
								--------	-------   ---------


            See notes to consolidated financial statements.

ADRIATIC HOLDINGS LIMITED
NOTES TO FINANCIAL STATEMENTS

NOTE-1 UNAUDITED FINANCIAL INFORMATION

The unaudited financial information included for the three months and nine months interim period ended September 30, 2001 and 2000 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal, recurring adjustments) which are in the opinion of management necessary to reflect properly the results of the interim periods presented. The results of operations for the nine month period ended September 30, 2001 are not necessarily indicative of the results expected for the fiscal year ended December 31, 2001.

NOTE-2 PUBLIC OFFERING

In June 2001, the Company completed a public offering of its common stock of 5,000,000 shares for $0.10 per share. Proceeds to the Company from the offering were $500,000, including a subscription receivable at June 30, 2001 of $30,000. This subscription receivable was from a shareholder that had loaned the Company approximately $40,000 as of September 30, 2001. The subscription receivable of $30,000 was applied to the shareholder loan.
Offering costs in the amount of $34,635 were charged to paid-in capital in connection with this offering.

NOTE-3 DEPOSIT ON EQUIPMENT

In July 2001, the Company paid a deposit of $229,246 to purchase equipment. as of September 30, 2001, the Company had not yet received the equipment, therefore the amount paid is shown as a deposit on the accompanying balance sheet.

NOTE-4  FINANCIAL STATEMENTS

For a complete set of footnotes, reference is made to the Company's report on Form SB-2 for the period from inception through December 31, 2000 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

NOTE-5 LICENSE AGREEMENT

The Company has the right to manufacture and distribute an underground electrical junction box patented by J.A. Canada. J.A. Canada has settled its lawsuit with regards to its product. The statement of claims, among other things, alleged that the Canadian patent issued on the electrical box is invalid. The plaintiffs were successful in this action, and the patent has been declared invalid and will not provide the Company with protection from competition. Since the patent was declared invalid, the design of the J.A. Canada junction box has reverted to the public domain and no further patents will be able to be issued on such a design. Since the patent is declared invalid, the Company at its option has cancelled the licensing agreement without affecting the manufacturing of the product.

Since the patent is declared invalid by the courts, the Company will (a) not assert any exclusive rights to the patent and (b) will cancel its licensing agreement with J.A. Canada. The Company will also be able to manufacture the junction box using the J.A. Canada design without any recourse from or payments to J.A. Canada. As the design will belong to the public domain and no patent will be available on the J.A. Canada junction box design, the Company may have to compete directly with other manufacturers of the J.A. Canada junction box design.

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

Plan of Operation

Since our inception on July 9, 1998, we have not been engaged in any significant operations nor have we had any revenues, as we are in the development stage. Our only recent activities through September 30, 2001 include organization of the Company and the raising of equity capital. In June 2001 the Company issued 5,000,000 shares of common stock in connection with a private placement offering for $500,000.

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

We have the authority to issue 25,000,000 shares of common stock, $0.001 par value. Prior to this filing, we have raised all funds through private placements. In July 1998, we issued 1,000,000 shares of common stock to one of our founders for $1,000 and 50,000 shares of common stock to another founder for $50. In September 1998, we issued 1,000,000 shares of common stock in connection with an additional private offering for $10,000. In February 1999, we issued 40,000 shares of common stock in connection with an additional private placement offering for $2,000. In September 2001 the Company issued 5,000,000 shares of common stock in connection with a private placement offering for $500,000.

After the current SB-2 offering, we will require additional funds to maintain and expand our operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of the shares being offered in this prospectus. There is still no assurance that, even with the funds from this offering, we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. At the current time, we have not begun manufacturing any junction boxes, but expect to do so when the additional funds have been made available. Currently we have $22,940 in liabilities. Our financial statements report a loss of $12,303 for the fiscal period ended December 31, 1998. For this period, we paid $4,444 in office expenses and $1,050 in management fees to the original founding shareholders. For the period ended December 31, 1999, we report a loss of $11,875. We paid $176 in office expenses and $8,103 in license fees. For the period ended December 31, 2000 we report a loss of $19,698 and for the nine month period ended September 30, 2001 we report a loss of $16,107. After we raise additional funds through this current offering, we anticipate an increase in the number of employees to five.

Management believes that the J.A. Junction Box has a competitive advantage over the traditional steel and concrete junction boxes. The J.A. Junction Box is manufactured with high impact polyurethane. Polyurethane is an oil-based product which is readily available in the market place. Its price and supply are stable now, and is expected, in management's opinion, to remain so in the foreseeable future, although there can be no assurance. The design of the Junction box is cylindrical so that the lid, which provides access to the wiring connections, cannot fall into the box while installation or repairs are being made. Polyurethane construction allows for a much lighter product in comparison with steel or concrete, allowing for easier production, installation and transportation of the junction boxes. Further, the polyurethane J.A. Junction Box is earthquake proof, impact resistant, and does not corrode or deteriorate. The equipment needed to manufacture J.A. Junction Boxes includes RIM cell machinery, presses and molds. The RIM cell machinery is used to compress certain materials into polyurethane. The polyurethane is then poured into moulds where it solidifies into the shape of the junction box.

Upon receipt of the funds from the SB-2 offering, we plan to use $220,000 to purchase the mentioned plant equipment. It is evident that the production process will use an above normal amount of electricity and will require facility upgrades and improvements to electrical sources. We anticipate spending a further $50,000 on such facility upgrades in the first year of production. There is a patent on the junction box and we do not anticipate any further need for Research and Development at this time. The Company entered into a licensing agreement with J.A. Canada, the terms require the Company to pay a monthly royalty fee of $1,000 CDN for use of the license. The Company anticipates first year production costs to be $200,000 for supplies and $60,000 for labor.

The Company has the right to manufacture and distribute an underground electrical junction box patented by J.A. Canada. J.A. Canada has settled its lawsuit with regards to its product. The statement of claims, among other things, alleged that the Canadian patent issued on the electrical box is invalid. The plaintiffs were successful in this action, and the patent has been declared invalid and will not provide the Company with protection from competition. Since the patent was declared invalid, the design of the J.A. Canada junction box has reverted to the public domain and no further patents will be able to be issued on such a design. Since the patent is declared invalid, the Company at its option has cancelled the licensing agreement without affecting the manufacturing of the product.

Since the patent is declared invalid by the courts, the Company will (a) not assert any exclusive rights to the patent and (b) will cancel its licensing agreement with J.A. Canada. The Company will also be able to manufacture the junction box using the J.A. Canada design without any recourse from or payments to J.A. Canada. As the design will belong to the public domain and no patent will be available on the J.A. Canada junction box design, the Company may have to compete directly with other manufacturers of the J.A. Canada junction box design.

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

 ADRIATIC HOLDINGS LIMITED

                                                  (Registrant)



DATE: November 5, 2001					BY: /s/ Robert Knight/
      --------------------                   --------------------------------