Form 10KSB
period 2001-12-31
ADRIATIC HOLDINGS LTD
filed 2002-03-26
CIK 1075636

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                              FORM 10-KSB

(Mark One)
[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from _____________ to _________.

Commission File Number: 333-93383

                        Adriatic Holdings Limited
               (Name of Small Business Issuer in its Charter)

                   NEVADA                         91-1918326
    (State of Other Jurisdiction        (IRS Employer Identification Number)
     Incorporation or organization )

                    114 W. Magnolia Street #446
                       Bellingham, WA, 98225
                 (Address of principal executive offices)

Issuer's telephone number: 800-661-7830

Securities registered under Section 12(b) of the Exchange Act:

  Title of each Class              Name of each exchange on which registered
  ----------------------              ------------------------------
        None                                         N/A


Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, $0.001 PAR VALUE
                          (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ending December 31, 2001 were $0.

As of December 31, 2001, the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant computed by reference to the average bid and asked price of such common equity on that date was $604,000.

As of December 31, 2001, the issuer had 7,090,000 outstanding shares of Common Stock.

Transitional small business format  Yes ___    No  X

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

     Adriatic was incorporated in the State of Nevada on July 9, 1998. Our business is to become a provider of quality electrical products to users in both the public and private sectors. Pursuant to the Licensing Agreement dated August 15, 1998, we acquired the rights from J.A. Canada to manufacture and distribute J.A. Canada's patented J.A. Junction Box.
This patent expires in 2021. Underground electrical junction boxes are used for housing underground wiring connections for electrical companies at street intersections, in sidewalks, on highways and anywhere else electrical connections are required. The J.A. Junction Box has the United States patent number 5,142,102, filed on August 25, 1992. Under the terms of the Licensing Agreement, we agreed to pay to J.A. Canada
$5.00 per J.A. Junction Box sold with a minimum fee of $2,000 in 1998 and a minimum fee of $10,000 per annum for the life of the license.
The fees of $2,000 for 1998, $8,103 for 1999 and $8,103 for 2000 have been paid. Subsequent to the signing of this Licensing Agreement, in September 2001 we have cancelled the Agreement as a result of the patent being invalidated. We have no further obligation to J.A. Canada and we are free to use the junction box design as it now resides in the public domain.

Sales for the J.A. Junction Box by J.A. Canada were approximately $CD 500,000 (approximately $US 350,000) in 1993 and $CD 500,000
(approximately $US 350,000) in 1994. J.A. Canada completed no sales since 1994. We have not yet undertaken the sale of any J.A.
Junction Boxes or any other product.

     Historically, junction boxes have been constructed out of steel and concrete weighing between 100 and 200 pounds. Manufacturers of concrete junction boxes are typically located in concrete manufacturing regions that are often located long distances from the area of final installation. Thus, transportation costs of these concrete boxes are often prohibitively expensive, causing most concrete companies to produce only enough concrete junction boxes to service their local markets.

     Unlike conventional junction boxes, the J.A. Junction Box is manufactured with a lightweight and high-impact polyurethane. As a result, the J.A. Junction Box is light and durable. Because the J.A. Junction Box only weighs approximately 15 pounds, it can be easily installed by one person. Management believes that our products will be able to successfully compete with standard concrete junction boxes which are heavier and cannot be installed without the use of heavy machinery. In addition, unlike conventional junction boxes, the design of the Junction box is cylindrical so that the lid, which provides access to the wiring connections, cannot fall into the box while installation or repairs are being made.

     While different in design and material, the J.A. Junction Box retains all the advantages of concrete junction boxes. It is resistant to high impacts, including those generated by earthquakes.
Similarly, the J.A. Junction Box does not corrode or deteriorate when put into contact with gasoline, diesel fuel and other corrosive elements.

     We have not incurred any expenses for research and development of our product in the past two years.

Plans for Expansion

     It is our goal to capture 5% of the Pacific Northwest market in underground junction boxes over the next two years, although no assurances can be made. In addition, we plan to expand into the Eastern
 Canadian and United States market, which is estimated by Management, based on reports in International Municipal Signal Association publications, to be a $350 million per annum market.

     There would be some risk of currency fluctuation, when selling the product in Canada for Canadian Dollars and paying United States suppliers in United States Dollars. Our target customers in Canada would be municipalities, provincial highways, Transport Canada (airports), armed forces, and real estate developers. In the United States, our target customers would be the Federal Transport (military), states, counties and cities.

     We plan to lease a manufacturing facility in Bellingham, Washington. Once a property is secured, management estimates that it will cost approximately $50,000 to make the plant operational. Our Management estimates that if the plant achieves certain production and distribution goals, it will be able to supply the Pacific Northwest and western Canada with J.A. Junction Boxes. We anticipate that similar plants will be established in the eastern United States and Canada after the existing markets in the Pacific Northwest and Western Canada are penetrated.

Possible Joint Venture Opportunities

     We are aware of the existence of certain companies who are in the business of developing and conducting joint venture enterprises with other corporate entities. Although we will conduct our business as planned and scheduled, we may explore the prospect of engaging in a joint venture if such a venture would increase stockholder value.

Marketing and Distribution

     We plan to market our product using manufacturers' representatives. Typically, these representatives work strictly on a commission basis whereby we would negotiate a percentage payable as commission to the representatives for all sales they generate. It is anticipated that for every customer the representative brings to Adriatic, the representative would be entitled to a 10% commission on all future sales to the customer. Additionally, we plan to attend trade shows in target market areas to market our products. Either our management or the manufacturers' representatives in that area would attend the shows. We plan to print brochures on our product and mail them to major electrical companies and wholesale distributors.

     The product will be distributed directly by Adriatic. We plan to have inventory on hand. This way, when orders are received from the manufacturers' representatives or directly from customers, the orders will be packaged for shipping and sent via trucking companies. We will sell our product Free On Board ("FOB") with the customer being charged for the freight costs.

Competition

     There are a number of companies that compete directly and indirectly with our product, including both domestic and international companies. Many of these companies have financial, technical, marketing, sales, manufacturing, distribution, and other resources, which are significantly greater than those of Adriatic. In addition, some of these companies have name recognition, established positions in the market, and long-standing relationships with customers who purchase electrical junction boxes. Some of our competitors include Brooks Box, Inc., Westcoast Engineering, Ltd., Fogtite Inc. and Quazite Corp. Such competitors may be developing junction boxes of which we are unaware, which may be similar to our junction boxes. Accordingly, there is no assurance that we will be able to compete successfully or that our competitors or future competitors will not develop junction boxes that render our junction boxes less marketable.

Intellectual Property Rights

     We do not own the intellectual property rights to the J.A.
Junction Box. Originally, under the Licensing Agreement, we acquired the right from J.A. Canada to manufacture and distribute its patented underground electrical J.A. Junction Box. Under the terms of the Licensing Agreement, we were paying pay J.A.
Canada $5.00 for each J.A. Junction Box sold by us with a minimum fee of $2,000 in 1998 and for a minimum fee of $10,000 per annum for the life of the license. J.A. Canada was in litigation over the validity of its patent and lost that suit invalidating the Canadian Patent. Because the patent was declared invalid, we terminated our license agreement without penalty and are permitted to make the J.A. Junction Box.
Furthermore, we are no longer obligated to pay J.A. Canada the minimum yearly fee or the $5.00 per box if and when we start selling the junction boxes.

Employees

     We currently have one employee. There is no specified time period for employment. However, with the anticipated manufacturing of the J.A. Junction Box, we plan to hire five individuals to fill positions in operations; one individual to perform clerical functions and two to serve in executive, financial and/or administrative positions. Our sole employee is not represented by a labor union. We will pay our current employee and any future employee/s a salary on a bi-monthly basis. Furthermore, Management has implemented an employee incentive program in fiscal year 2002 by creating the 2002 Employee Stock Option Plan. The plan calls for the issuance of up to 1,000,000 options at a strike price of $0.50 per share.

Seasonality

     Our management does not believe that the change in season will have a material affect on our financial condition or our operations with respect to the manufacture and sale of the J.A. Junction Box.

Legal Matters

     We are not currently involved in any material litigation or proceeding and we are not aware of any material litigation or proceeding threatened against us. There have been no suits involving Adriatic, its officer or However, J.A. Canada was the defendant in a lawsuit
Box, Canadian patent #2,030,251. The  Plaintiff, Westcoast Engineering
Ltd. and Nonad Plastic Ltd., both British Columbia companies, alleged, among other things, that the Canadian patent issued on the J.A. Junction Box is invalid. The plaintiffs were successful in their action. The judgment in favor of the plaintiffs rendered the patent on the J.A. Junction Box invalid. As a result, we can use this technology without paying any fees to J.A. Canada. But, we will not be able to prevent other competitors from utilizing this same technology.

	Since the patent was declared invalid, we had the option to cancel the Licensing Agreement with J.A. Canada which we subsequently did in September 2001. However, we still are entitled to manufacture the product without paying any fees to J.A. Canada since J.A Canada would no longer hold an absolute interest in the J.A. Junction Box.

Facilities

     Adriatic currently operates out of office space located at 114 W.
Magnolia Street, Suite 446, Bellingham Washington 98225. The President of Adriatic provides this space for $1,666 per year. The office space aggregates approximately 1,000 square feet. We have not leased any manufacturing space at this time. We will move our operations to a manufacturing facility once such a facility has been located and leased. The President of Adriatic carries $2,000,000 in liability insurance on the current office space.

     It is expected that the facility will aggregate approximately 5,000 square feet of warehouse and manufacturing space and 1,200 square feet of office space. Approximately 10,000 square feet of open yard space adjacent to the facility should be utilized for outside storage of the junction boxes. At this time, we have not determined the location or specifications of the manufacturing facility.

     To date, we have no investment or interest in any real estate, nor does our principal officer.

ITEM 2. DESCRIPTION OF PROPERTY

	Adriatic currently operates out of office space located at 114 W. Magnolia Street, Suite 446, Bellingham Washington 98225. The President of Adriatic provides this space for $1,666 per year. The office space aggregates approximately 1,000 square feet and is a one year lease renewable in March 2003.


ITEM 3.  LEGAL PROCEEDINGS

	The Company is not now a party to any litigation and no action against the Company has been threatened or is known to be contemplated by any governmental agency or subdivision or any other entity.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	No matter was submitted to a vote of security holders through solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

	The Registrant's Common Stock traded on the Over the Counter
Bulletin Board (BBOTC:ADRH) effective March 7, 2002.   The symbol for the
Company's Common Stock is "ADRH". The "high" and "low" bid quotations for the Company's Common Stock for each quarterly period for the period ended March 31, 2002 was as follows:


	Calendar Quarter	High Bid Price	   Low Bid Price
      ----------------  --------------       -------------
          2002
              ----
      March 7 Until
      March 27, 2002    $2.05                 $1.90


	The above listed quotes reflect inter-dealer prices without retail mark-up, markdown, or commissions and are not necessarily representations of actual transactions or the true value of the Common Stock.

	As of December 31, 2001, there were approximately 51 holders of record of the Common Stock of Adriatic.

	We have paid no cash dividends since inception. We presently intend to retain any future earnings for use in the business and do not presently intend to pay cash dividends in the foreseeable future.
Holders of the Common stock are entitled to share ratably in dividends when and as declared by the Board of Directors out of funds legally available.

	The market price of our common stock is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products by us, or other events or factors. The Company's stock price may also be affected by broader market trends unrelated to the Company's performance.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	The information contained below includes statements of Adriatic management's beliefs, expectations, hopes, goals and plans that are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially form those anticipated in the forward-looking statements. For a description of such risks and uncertainties, see the information set forth under the caption Forward-Looking Statements," in our registration statement which information is incorporated by reference.

	The following discussion and analysis should be read in conjunction with the information set forth in financial statements and notes included elsewhere in this filing.

Plan of Operation

	Since our inception on July 9, 1998, we have not been engaged in any significant operations nor have we had any revenues, as we are in the development stage. Our only recent activities through December 31, 2001 include organization of the Company and the raising of equity capital.

	Until the completion of our offering in August 2001, we were unable to commence operations. We had insufficient capital to commence operations and were dependent on the proceeds of the offering to begin such operations. We have suffered recurring losses from operations which raise substantial concern regarding our ability to continue as a going concern.

	Subsequent to the completion of the offering raising approximately $470,000 we decided to invest our funds at 7% until we could complete a study on the market conditions of the industry we wished to sell into. With the reported recession in the United States and terrorist events of September
11, 2001, we decided it was best to hold off the investment into the junction box manufacturing and keep the funds invested until such time as we felt the economy was recovering. The funds are invested in a promissory note secured by all of the assets of a non-affiliated private company valued at approximately $1,000,000. The term of the notes are through June
2004 but we anticipate repayment of the notes by the end of April, 2002.

	We have the authority to issue 25,000,000 shares of common stock, $0.001 par value. Prior to our offering under Form SB-2 we had raised all funds through private placements. In July 1998, we issued 1,000,000 shares of common stock to one of our founders for $1,000 and 50,000 shares of common stock to another founder for $50. In September 1998, we issued 1,000,000 shares of common stock in connection with an additional private offering for $10,000. In February 1999, we issued 40,000 shares of common stock in connection with an additional private placement offering for $2,000.

	Once we start the process of manufacturing junction boxes we will require additional funds to maintain and expand our operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of the shares being offered in this prospectus. There is still no assurance that, even with the funds from our offering, we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

	At the current time, we have not begun manufacturing any junction boxes, but expect to do so when we feel the economy is more robust. At December 31, 2001 we had $19,317 in liabilities. Our financial statements report a loss of $12,303 for the fiscal period ended December 31, 1998.
For this period, we paid $4,444 in office expenses and $1,050 in management fees to the original founding shareholders. For the period ended December 31, 1999, we report a loss of $11,875. We paid $176 in office expenses and $8,103 in license fees. For the period ended December 31, 2000 we report a loss of $19,698. We paid $176 in office expenses and $8,140 in license fees. For the period ended December 31, 2001 we report a loss of $14,023. We paid $25,292 in general and administrative expenses. Once we start the process to manufacture junction boxes, we anticipate an increase in the number of employees to five.

	We believe that the J.A. Junction Box has a competitive advantage over the traditional steel and concrete junction boxes. The J.A. Junction Box is manufactured with high impact polyurethane. Polyurethane is an oil-bases product which is readily available in the market place. Its price and supply are stable now, and is expected, in management's opinion, to remain so in the foreseeable future, although there can be no assurance. The design of the Junction box is cylindrical so that the lid, which provides access to the wiring connections, cannot fall into the box while installation or repairs are being made. Polyurethane construction allows for a much lighter product in comparison with steel or concrete, allowing for easier production, installation and transportation of the junction boxes. Further, the polyurethane J.A. Junction Box is earthquake proof, impact resistant, and does not corrode or deteriorate. The equipment needed to manufacture J.A. Junction Boxes include RIM cell machinery, presses and molds. The RIM cell machinery is used to compress certain materials into polyurethane. The polyurethane is then poured into moulds where it solidifies into the shape of the junction box.

	Once we determine that the economy is strong enough to initiate our manufacturing plan, we plan to use $150,000 to purchase plant equipment. It is evident that the production process will use an above normal amount of electricity and will require facility upgrades and improvements to electrical sources. We anticipate spending a further $50,000 on such facility upgrades in the first year of production. We do not anticipate any further need for Research and Development at this time. We have cancelled our licensing agreement with J.A. Canada and therefore are not obligated to pay any royalty fees. The Company anticipates first year production costs to be $200,000 for supplies and $60,000 for labor.

	It is our goal to penetrate the junction box market in the first year of operation with an estimated goal to capture 5% of the Pacific Northwest market in underground junction boxes. Also, we plan to expand into the Eastern Canadian and United States market, which management believes, and according to International Municipal Signal Association publications, is a $350 million per annum market.

	The Company had the right to manufacture and distribute the underground electrical junction box patented by J.A. Canada. J.A. Canada was a defendant in a lawsuit with regards to its product. The plaintiffs were successful in this action and the patent has been declared invalid and will not provide the Company with protection from competition. The design of the J.A. Canada junction box has reverted to the public domain and no further patents will be able to be issued on such a design. We have exercised our option to cancel the licensing agreement with J.A.
Canada without affecting the manufacturing of the product.

	The Company is able to manufacture the junction box using the J.A. Canada design without any recourse from or payments to J.A. Canada. As the design will belong to the public domain and no patent will be available on the J.A. Canada junction box design, we will have to compete directly with other manufacturers of the J.A. Canada junction box design.

	We have suffered recurring losses from operations that raise substantial doubt about our ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the Company attaining and maintaining profitable operations and raising additional capital.

Management's plans in this regard are to raise additional capital through another equity offering. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company discontinue operations.

	Our functional currency is the United States Dollar and our financial statements are reported in United States Dollars unless otherwise stated.

ITEM 7.  FINANCIAL STATEMENTS

	The Financial Statements are listed at "Index to Consolidated Financial Statements".


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

	There were no disputes or disagreements of any nature between the Company or its management and its public auditors with respect to any aspect of accounting or financial disclosure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


The sole director and executive officer of Adriatic is:

   Name               Age      Position with the Company
   ----               ---      --------------------------
   Robert W. Knight   45       Sole Director, President, Secretary,
                               Treasurer


	Based upon a review of filings with the Securities and Exchange Commission and written representations that no other reports were required, the Company believes that all of the Company's directors and executive officers complied during fiscal 2001 with the reporting requirements of Section 16(a) of the Securities Exchange Acts of 1934.

BIOGRAPHIES

	Robert Knight, age 45, is the Director, President, Secretary and Treasurer of Adriatic.

     Robert Knight has served as the Company's President, Secretary, Treasurer and Director since July 9, 1998. Since September 1, 1998, Mr. Knight served as President and Director of Coretech Industries, Inc., a development stage company, formed to consolidate the yacht brokerage industry (no revenues); Centaur BioResearch Inc., which specializes in licensing its genetic research services and databases to pharmaceutical and biotechnology companies by the Internet (no revenues). Mr. Knight has been a director of Invisa, Inc.
a company involved in safety sensing technology since January 2000. Since November 1997, Mr. Knight served as President and Director of Peregrine
Mineral Resources Group, Inc., a mineral exploration company (no revenues). From June 24, 1997 to February 1, 1999, Mr. Knight served as President and Director of ANM Holdings Corporation who merged with International Menu Solutions Corp. From March 24, 1997 to July 1, 1998, Mr. Knight served as President and Director of AFD Capital Group, Inc. a development stage company formed to develop quality electrical products (no revenues). From November 12, 1996 to February 1, 1999, Mr. Knight served as President and Director of Biologictics, Inc., a development stage company formed to engage in the business of clinical consulting, contract packaging and labeling services for clinical studies. The company subsequently merged with Skintek Labs, Inc.
(OTC BB)which continues as an operating company. From November 1995 to September 1996, Mr. Knight served as President and Director of BioQuest, Inc., a development stage company formed to develop therapeutics and vaccines for the effective treatment of the Human Immunodeficiency Virus (HIV), formerly Victoria Enterprises, Inc. (after the merger between Victoria Enterprises, Inc. and BioQuest, Inc. became effective, Mr. Knight resigned as President, Secretary and Treasurer but remained a director until May
1998). From December 1992 to June 1995, Mr. Knight served as President and Director of J.A. Industries (Canada) Inc., a private British Columbia corporation formed to become a provider of quality electrical products to the commercial and industrial electrical industry. Mr. Knight has had no relationship with J.A. (Canada) Inc. since it was acquired in 1996. From
June 1994 to August 1996, Mr. Knight served as a Director of Everest
Security Systems Corporation, a development stage company formed to become a home alarm service and installation company. The company subsequently merged with Everest Security Systems Corporation. From
1991 to September 1996, Mr. Knight served as an independent financial consultant involved in the administration of public companies. Mr. Knight has 15 years of experience in corporate management and finance. Mr.
Knight will devote more time to the operations of Adriatic than any of the companies with which he is associated, or approximately 50% per cent of his business time.

ITEM 10. MANAGEMENT REMUNERATION AND TRANSACTIONS

EXECUTIVE COMPENSATION
- ----------------------


							Long Term Compensation
			Annual Compensation	Awards	Payouts
Name
And
Principal
Position	Year	Salary   Bonus   Other

Robert W.	2001	$0	   $0      $0	 None		None
Knight
President



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

	The following table sets forth certain information as of December 31, 2001 With respect to the beneficial ownership of the common stock by each beneficial owner of more than 5% of the outstanding shares thereof, by each director, each nominee to become a director and each executive officer named in the Summary Compensation Table and by all executive officers, directors and nominees to become directors of the Company as a group. Under the rules of the Commission, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.
There are no arrangements known to the Company including pledges of securities, which might, at a subsequent date, result in any change of control of the Company.


                                                Shares of
                                                Common
                                                Stock
  Name and Address                              Beneficially  Percent
  Beneficial Owner                   Title      Owned         of Shares(1)
  ----------------                   -----      ---------     -------

G.M. Capital Partners Ltd. (2)	5% owner	1,000,000	  14.1%
Place de Saint-Gervais 1
CH-1211 Geneva 1
Switzerland

Robert W. Knight (3)			Director, 	50,000	   <1%
114 W. Magnolia Street #446		President
Bellingham, WA 98225			Secretary
						Treasurer

Deltech Worldwide Limited (4)		5% owner	650,000	   9.2%
Meierhofstrasse 2
FL-9490 Vaduz
Liechtenstein

Kallur Enterprises Limited (5)	5% owner	625,000	   8.8%
Meierhofstrasse 2
Fl-9490 Vaduz
Liechtenstein



(1) Calculated on the basis of outstanding shares plus for each person any securities that person has the right to acquire pursuant to options, warrants, conversion privileges or other rights. For a total number of 7,090,000 shares outstanding as of December 31, 2001.

(2) The address for G.M. Capital Partners, Ltd. is Place de St.-Gervaise 1, Geneva 1 Switzerland CH 1211 (Mark Hartman and Martin Stuiki, shareholders; J.A. Michie, North American managing director and Mark Angst, director,have the right to vote and sell shares).


(3) Mr. Knight's shares are held in a private corporation controlled by Mr. Knight.
(4) The address for Worldwide Limited is Meierhofstrasse 2, FL-9490 Vaduz, Principality of Liechtenstein (Dr. Wilfred Koop, managing director/shareholder).


(5) The address for Kallur Enterprises Limited is Austrasse 39, FL-9490 Vaduz, Principality of Liechtenstein (Klaus Boehler, managing director/shareholder).

	There are no arrangements known to the Company including pledges of securities, which might, at a subsequent date, result in any change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	During the past two years, we have not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of the Company's capital stock.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


(a) The following documents are filed as part of this report:

1. FINANCIAL STATEMENTS

   Report of Auditors
   dated March 7, 2002............................................Page 3

   Balance Sheets as of
   December 31, 2000 and 2001. ...................................Page 4

   Statements of Operations, two years ended
   December 31, 2000 and 2001 and Since Inception.................Page 5

   Statements of Cash Flows, two years ended
   December 31, 2000 and 2001 and Since Inception.................Page 6

   Statements of Changes in Shareholders' Equity,
   two years ended December 31, 2000 and 2001
   and since Inception ...........................................Page 7

   Notes to Financial Statements..................................Page 8-10


2. INDEX OF EXHIBITS


   Exhibit No.      Description of Exhibit
   -----------      ----------------------
   3.11             Articles of Incorporation (1)

   3.21             By-Laws (1)

   10.1		  2002 Stock Option Plan
- ------------
 1 Filed as like numbered exhibits to Registration Statement, Form SB-2,
   File Number 333-93383, effective October 23, 2001, incorporated by reference.


                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adriatic Holdings Corporation


BY: /s/Robert W. Knight
    ------------------------
    President

DATED: March 26, 2002


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

    Signature                Title                            Date
    ---------                -----                            ----

BY: /s/ Robert W. Knight     Director, President, Secretary	  March 26, 2002
				     Treasurer
    ----------------------
    Robert W. Knight

                            Adriatic Holdings Limited
                            ----------------------------
                        (A Company in the Development Stage)




                                FINANCIAL STATEMENTS

                       YEARS ENDED DECEMBER 31, 2001 AND
                       2000 AND THE PERIOD FROM INCEPTION
                     (JULY 9, 1998) THROUGH DECEMBER 31, 2001

                      ADRIATIC HOLDINGS LIMITED
                (A Company in the Development Stage)


                          TABLE OF CONTENTS

                                                                Page

Independent Auditors' Report                                      3

Balance Sheets                                                    4

Statements of Operations                                          5

Statements of Changes in Shareholders' Equity (Deficit)           6

Statements of Cash Flows                                          7

Notes to Financial Statements                                  8-10



                    INDEPENDENT AUDITORS' REPORT


To the Shareholders
Adriatic Holdings Limited
(A Company in the Development Stage)

We have audited the accompanying balance sheets of Adriatic Holdings
Limited (a Company in the Development Stage) as of December 31, 2001 and
2000, and the related statements of operations, changes in shareholders' equity (deficit), and cash flows for the years ended December 31, 2001 and 2000 and the period from inception (July 9, 1998) through December 31, 2001. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adriatic Holdings Limited (a Company in the Development Stage) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and the period from inception (July 9, 1998) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                   /s/ SPICER, JEFFRIES & CO.


Denver, Colorado
March 7, 2002

                      ADRIATIC HOLDINGS LIMITED
                (A Company in the Development Stage)

                           BALANCE SHEETS
                     DECEMBER 31, 2001 AND 2000


                               ASSETS
									<2001>	<2000>

CURRENT ASSET - Cash						$ -		$    214

OTHER ASSETS:
     Note receivable (Note 5)					 439,246	   -
     Interest receivable					  11,269	   -
     Deferred offering costs  (Note 1)			     -	  34,635
									--------	--------
									$450,515	$ 34,849
									========	========

            LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable						$ 14,481	$ 36,894
     Bank overdraft						      35	     -
     Due to shareholders					   4,801	  24,008
									--------	--------
          Total current liabilities				  19,317	  60,902
									--------	--------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 6)

SHAREHOLDERS' EQUITY (DEFICIT) (Note 2):
  Common stock, $.001 par value, 25,000,000 shares
  authorized; 7,090,000 and 2,090,000 shares issued
  and outstanding, respectively				   7,090	  2,090
  Additional paid-in capital					 482,007	 15,733
  deficit accumulated during the development stage	 (57,899)	(43,876)
									---------	--------
           Total shareholders' equity (deficit)		$431,198	$(26,053)
									--------	---------
									$450,515	$ 34,849



The accompanying notes are an integral part of these statements 		-4-

                 ADRIATIC HOLDINGS LIMITED
               (A Company in the Development Stage)

                      STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001 AND 2000 AND THE PERIOD FROM INCEPTION
               (JULY 9, 1998)THROUGH DECEMBER 31, 2001



                                                            Period from
                                                            inception
                                                            (July 9, 1998)
                                                            through
                                    2001		2000        December 31,
                         		---------------------------------------
REVENUE					$     -	$    -	$     -

EXPENSES : (Note 3)
     General and administrative	   5,805	   2,872	  13,296
     License fee				     -	   8,140	  18,243
     Professional fees			  12,846	   6,620	  23,517
     Management fees			     -	     400	   1,450
     Subscriptions and dues		   4,975	     -	   4,975
     Rent expense				   1,666	   1,666	   7,687
						--------	--------	--------
          Total expenses		  25,292	  19,698	  69,168
						--------	--------	--------

OTHER INCOME:
       Interest income (Note 5)	  11,269	     -	  11,269
						--------	--------	--------

NET LOSS					$(14,023)	$(19,698)	$(57,899)
						=========	=========	=========

BASIC AND FULLY DILUTED LOSS PER
COMMON SHARE				$    (*)	$   (.01)	$   (.02)
						========	=========	=========

WEIGHTED-AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING		4,665,342	2,090,000	2,699,347
						=========	=========	=========

   *   Less than $0.01 per share


The accompanying notes are an integral part of these statements	   -5-

                       ADRIATIC HOLDINGS LIMITED
                 (A Company in the Development Stage)

       STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2001 AND 2000 AND THE PERIOD FROM INCEPTION
              (JULY 9, 1998) THROUGH DECEMBER 31, 2001


Accumulated Total
	Additional	during the 	Shareholders'
  Common   Stock  Paid - in   Development Equity
  Shares   Amount	Capital	Stage		(Deficit)
                   	  ------   ------	----------	-----------	----------
INCEPTION, July 9, 1998     -	     $    -	$     -	$     -	$      -
Issuance of common stock,
  July 22, 1998		    50,000	   50	      -		-		 50
Issuance of common stock,
  July 22, 1998		 1,000,000  1,000       -	      -	    1,000
Issuance of common stock,
  September 8, 1998	 1,000,000	1,000	   9,000	      -	   10,000

Contribution of
capital (Note3)		     -	   -	   1,299	      -	    1,299

Net loss			     -	   -		-	  (12,303)	  (12,303)
				----------------------------------------------------
BALANCES, Dec. 31, 1998 2,050,000	2,050	  10,299	  (12,303)	       46

Issuance of common stock
  February 1, 1999	   40,000	   40	   1,960	      -	    2,000

Contribution of
capital (Note 3)		     -	   -	   1,808		-	    1,808

Net loss			     -	   -		-	   (11,875)	  (11,875)
				----------------------------------------------------
BALANCES, Dec. 31, 1999	2,090,000	2,090	  14,067	   (24,178)	  ( 8,021)

Contribution of
capital  (Note 3)		     -	   -	   1,666		-	    1,666

Net loss			     -	   -		-	   (19,698)	  (19,698)
				----------------------------------------------------
BALANCES, Dec. 31, 2000	2,090,000	2,090	  15,733	   (43,876)	  (26,053)

Issuance of common stock,
  June 2001			4,700,000	4,700	 465,300		-	  470,000
Less: offering costs	    -		   - 	 (34,635)		-	  (34,635)

Conversion of
shareholder loan		  300,000	  300	  33,943		-	   34,243

Contribution of
capital (Note 3)		    -		   -	   1,666		-	    1,666

Net loss			    -		   -		-	   (14,023)	  (14,023)
				----------------------------------------------------
BALANCES, Dec. 31, 2001	7,090,000	$7,090 $482,007	$  (57,899)	$ 431,198
				====================================================

The accompanying notes are an integral part of these statements.		-6-

                        ADRIATIC HOLDINGS LIMITED
                   (A Company in the Development Stage)

                         STATEMENTS OF CASH FLOWS
   YEARS ENDED DECEMBER 31, 2001 AND 2000 AND THE PERIOD FROM INCEPTION
                (JULY 9, 1998) THROUGH DECEMBER 31, 2001

                                                            Period from
                                                            Inception
                                                            (July 9, 1998)
                                                            through
                                                            December 31,
						   2001       2000	2001
						-------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss					$ (14,023) $(19,698)	$ (57,899)
  Adjustment to reconcile net loss to
  net cash provided by (used in)
  operating activities:
     Rental expense contributed by
Shareholder					    1,666     1,666	    6,439
     Increase in bank overdraft	       35	    -	             35
     Increase (decrease) in
     accounts payable			   22,413)   18,973        14,481
						-------------------------------------
     Net cash provided by (used in)
     operating activities 		  (34,735)      941       (36,944)
						-------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Issuance of note receivable	 (439,246)	     -	 (439,246)
     Increase in interest receivable  (11,269)	     -	  (11,269)
						 ------------------------------------
Net cash used in investing activities(450,515)	     -	 (450,515)
                                     -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock,
   net of offering costs		   435,365	     -	  448,415
  Increase in due to shareholders	    15,036	  15,905       39,044
 (Increase) decrease in deferred
   offering costs				    34,635   (16,714)         -
						--------------------------------------
Net cash provided by (used in)
 financing activities			   485,036	    (809)     487,459
						--------------------------------------
NET INCREASE (DECREASE) IN CASH	      (214)	     132          -

CASH, at beginning of period			 214	      82          -
						--------------------------------------
CASH, at end of period			        -	     214          -
          					======================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 FINANCING ACTIVITIES:
     Conversion of shareholder loan
     into common stock			  $  34,243	$     -      $ 34,243
						======================================


The accompanying notes are an integral part of these statements		-7-

                        ADRIATIC HOLDINGS LIMITED
                   (A Company in the Development Stage)

                      NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business

Adriatic Holdings Limited (the "Company") was incorporated in the state of Nevada on July 9, 1998 and is in the development stage. Activities through December 31, 2001 include organization of the Company, raising equity capital and acquiring a license agreement as discussed below. The Company plans to become a provider of quality electrical products to the commercial and industrial electrical industry in the United States and Canada.

Cash flows

For purposes of reporting cash flows, cash includes those investments which are short-term in nature (three months or less to original maturity), are readily convertible to cash, and represent insignificant risk of changes in value.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Deferred offering costs

Offering costs represented costs incurred to December 31, 2000 in connection with the public offering. The offering was completed during the year ended December 31, 2001, and these offering costs were charged to additional paid-in capital (see Note 2).

Fair value of financial instruments

The carrying amount of cash and accounts payable approximates fair value due to the short term nature of those instruments.

Net loss per share of common stock

Net loss per share of common stock is based on the weighted average number of shares of common stock outstanding during the period.

                       ADRIATIC HOLDINGS LIMITED
                   (A Company in the Development Stage)

                      NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SHAREHOLDERS' EQUITY

The Company has the authority to issue 25,000,000 shares of common stock at $0.001 par value. The Company issued 1,000,000 shares of common stock to one of its founders for $1,000 and 50,000 shares of common stock to another of its founders for services rendered valued at $50 in July, 1998. The Company issued 1,000,000 shares of common stock in connection with a private offering for $10,000 in September 1998. The Company issued 40,000 shares of common stock in connection with a private offering for $2,000 in February 1999. The Company issued 4,700,000 shares of common stock in connection with a private offering for $470,000 in June 2001. The offering was completed in June 2001 and offering costs in the amount of $34,635 were charged to additional paid-in capital. Also in June 2001, the Company issued 300,000 shares of common stock to repay a shareholder loan in the amount of $34,243.

NOTE 3 - RELATED PARTY TRANSACTIONS

A shareholder of the Company contributed office facilities valued at $1,666 for the years ended December 31, 2001 and 2000, and $6,439 for the period from inception (July 9, 1998) through December 31, 2001.

NOTE 4 - LICENSING AGREEMENT

On August 15, 1998, the Company acquired the rights to manufacture and distribute an underground electrical junction box for a period of 10 years. The box patent was owned by J.A. Industries (Canada) Inc. ("J.A. Canada"). Pursuant to the license agreement the Company was required to pay $5.00 per junction box sold or a minimum fee of $10,000 per year for the life of the license. During the period from inception (July 9, 1998) through December 31, 2001, the Company paid $18,243 in license fees. In connection with a lawsuit that J.A. Canada was involved in, the patent was declared invalid by the courts and therefore, the Company canceled the license agreement with J.A. Canada.


NOTE 5 - NOTE RECEIVABLE

The note receivable on the accompanying balance sheet in the amount of $439,246 was issued in July 2001, bears interest at 7% annually and is due June 30, 2004. The Company accrued $11,269 of interest on this note during the year ended December 31, 2001. The note is secured by all of the assets of the recipient.

                       ADRIATIC HOLDINGS LIMITED
                   (A Company in the Development Stage)

                      NOTES TO FINANCIAL STATEMENTS


NOTE 6 - CONTINGENCIES

The Company has suffered recurring losses from operations and has a working capital deficiency of $19,317 that raise substantial doubt about its ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the Company attaining and maintaining profitable operations and raising additional capital. Management's plan in this regard is to raise additional capital through an equity offering. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company discontinue operations.


NOTE 7 - INCOME TAXES

The Company has net operating loss carry forwards for financial and income tax reporting purposes of approximately $57,000 of which approximately $13,600 expires in 2021, $20,000 expires in 2020, $12,000 in 2019 and $11,400 in 2018.

The deferred tax assets that result from such operating loss carry forwards of approximately $8,500 and $6,600 at December 31, 2001 and 2000, respectively, have been fully reserved for in the accompanying financial statements. During the years ended December 31, 2001 and 2000, the valuation allowance established against the net operating loss carry forwards increased by $1,900 and $3,000, respectively.


NOTE 8 - STOCK OPTION PLAN

In December 2001, the Board of Directors of the Company approved the 2002 Employee and Consultant Stock Option Plan ("the Plan"). All employees, officers, consultants and advisors of the Company are eligible under the Plan. The maximum number of shares which may be issued under the Plan is 1,000,000 shares. As of December 31, 2001, no shares had been issued under the Plan.

				Exhibit 10.1
                   2002 Stock Option Plan

	          "ADRIATIC HOLDINGS LIMITED"
	2002 EMPLOYEE, CONSULTANT AND ADVISOR STOCK COMPENSATION PLAN

1.	Purpose

The purpose of this plan (the "Plan") is to secure for Adriatic Holdings Limited (the "Company") and its shareholders the benefits arising from capital stock ownership by employees or officers of, and consultants or advisors to, the Company and its parent and subsidiary corporation who have contributed to the Company in the past and who are expected to contribute to the Company's future growth and success. Except where the context otherwise requires, the term "Company" shall include the parent and all present and future subsidiaries of the Company.

2.	Type of Stock or Option and Administration

(a)	Type of Stock or Option.	The shares of the Common Stock
issued for services rendered pursuant to the Plan shall be authorized by action of the Board of Directors of the Company (the "Board"), or a committee (the "Committee") designated by the Board of Directors.

(b)	Administration.	The Plan will be administered by the Board,
whose construction and interpretation of the terms and provisions of the Plan shall be final and conclusive. The Board may, to the full extent permitted by or consistent with applicable laws or regulations (including, without rotation, applicable state laws and Rule 16b-3 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), or any successor rate (Rule 16b-3"), delegate any or all of its powers under the Plan to a Committee appointed by the Board, and if the Committee is so appointed all references to the Board in this Plan shall mean and relate to such Committee. The Board may in its sole discretion authorize the issuance of Common Stock for services rendered ("Common Stock"). The Board shall have authority, subject to the express provision of the Plan, to construe the respective stock issuance agreements, and the Plan, to prescribe, amend and rescind rates and regulations relating to the Plan, to determine the terms and provisions of the prescribed stock issuance agreements, which need not be identical, and to make all other determinations in the judgement of the Board necessary or desirable for the administration of the Plan. The Board may correct any defect or supply any emission or reconcile my inconsistency in the Plan or in any stock issuance agreement in the manner and to the extent it shall deem expedient to carry the Plan into effect and it shall be the sole and final judge of such expediency. No other director or person acting pursuant to authority delegated by the Board or the Committee shall be liable for any action or determination under the Plan made in good faith.

3.	Eligibility.


(a)	General.	Shares may be issued to person who are, at
the time of issuance, employees or officers of, or consultants or advisors to, the Company; and Common Stock may be issued to consultants or advisors who have rendered or are rendering and are expect to continue to render consulting or advisory services, including professional advisory services, to the Company.

(b)	Issuance of Stock to Officers.	The selection of an officer
as a recipient of stock, the timing of the stock issuance, and the number of shares subject to the issuance shall be determined either (i) by the Board, of which all members shall be "disinterested persons" (as hereinafter defined), or (ii) by two or more directors having full authority to act in the matter.

(c) 	Issuance of Stock.	Stock may only be issued to eligible persons
for services (as defined in Section 3(a) above) (including incidental expenses incurred in connection with the rendering of services) to the Company.

4.	Stock Subject to Plan.

Subject to adjustment as provided in Section 9 below, the maximum number of shares of Common Stock of the Company which may be issued and sold under the Plan is 1,000,000 shares.

5.	Forms of Stock Issuance Agreements.

As a condition to the issuance of Stock under the Plan, each recipient of either stock shall execute either an employee or advisor compensation agreement or an option agreement in such form not inconsistent with the Plan as may be approved by the Board. Such agreements may differ among recipients.

6.	Effects of Stock Issuance.

Shares of stock that are issued for services rendered pursuant to this Plan may not be canceled by the Company; provided that when the shares are issued, the recipient of the shares shall acknowledge having received full payment for the services previously rendered and shall waive any right to additional or different payment by the Company for such services.

7.	Additional Provisions.

The Board may, in its sole discretion, include additional provisions in stock issuance agreements under the Plan, including without limitations restrictions on transfer, repurchase rights, commitments to pay cash bonuses, registration rights under the Securities Act of 1933, or such provisions as shall be determined by the Board; provided that such additional provisions shall not be inconsistent with any other term or condition of the Plan.

8.	General Restrictions.


The shares issued pursuant to this Plan shall be subject to the requirements that if, at any time, counsel to the Company shall determined that the listing, registration or qualification of the shares, upon any securities exchange or under any state or federal law, or that the consent or approval of any government or regulatory body, or that the disclosure of non-public information or the satisfaction of my other condition is necessary as a condition of, or in connection with, the issuance of shares thereunder, such shares may not be issued, in whole or in part, unless such listing, registration, qualification, consent or approval, or satisfaction of such condition shall have been effected or obtained on conditions acceptable of the Board.

9.	Adjustment Provisions for Recapitalization

If, through or as a result of any merger, consolidation, sale of all or substantially all of the assets of the Company, reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar transaction, (i) the outstanding shares of Common Stock are increased, decreased or exchanged for a different number or kind of shares or other securities of the Company or (ii) additional shares or new or different shares or other securities, of the Company or other non-cash assets are distributed with respect to such shares of Common Stock or other securities, an appropriate and proportionate adjustment may be made in the maximum number and kind of shares reserved for issuance under the Plan.

10.	Substitute Stock.

The Company may issue stock under the Plan in substitution for stock held by employees of, or consultants or advisors to, another corporation who becomes employees of or consultant or advisors to the Company or a subsidiary of the Company, or as a result of the acquisition by the Company, or one of its subsidiaries, of property or stock of the employing corporation. The Company may direct that substitute stock be issued on such terms and conditions as the Board considers appropriate in the circumstances.

11.	No Special Employment Rights.

Nothing contained in the Plan or in any stock issuance shall confer upon any recipient any right with respect to the continuation of his or her employment by the Company or interfere in any way with the right of the Company at any time to terminate such employment or to increase or decrease the compensation of the recipient.

12.	Amendment of the Plan.

(a)	The Board may at any time, and form time to time, modify or amend the Plan in any respect, except that if at any time the approval of the shareholders of the Company is required under the law or rule, the Board may not effect such modification or amendment without such approval.


(b)	The termination or any modification or amendment of the Plan shall not, without the consent of a recipient of stock, affect his or her rights under stock previously issued or granted to him or her. With the consent of the recipient or optionee affected, the Board may amend outstanding stock agreements in a manner not inconsistent with the Plan.

13.	Effective Date and Duration Of the Plan

(a)	Effective Date.  The Plan shall become effective when adopted by the Board.  Amendments to the Plan shall become effective when adopted by the Board. Shares may be issued under the Plan at any time after the effective date and before the dated fixed as the termination date of the Plan.

(b)	 Termination.	Unless sooner expressly terminated in accordance
with the provisions of the Plan, the Plan shall terminate upon the earlier of (i) December 31, 2012, or (ii) the date on which all shares available for issuance under the Plan shall have been issued.

14.	Provisions for Foreign Participation

The Board may, without amending the Plan, modify stock issuances granted to participants who we foreign national or employed outside the United States to recognize differences in laws, rules, regulations or customs of such foreign jurisdiction with respect to tax, securities, currency, employee benefits or other matters.

15.	Registration of Shares

In the Board's discretion, the Board may agree with respect to any or all of the shares issued under the Plan, to prepare and file Registration Statements on Form S-8, which Registration Statements may include re-offer prospectuses as that term is defined in Form S-8, to register and continue to keep effectively registered for resale the shares issued as compensation under the Plan.

Adopted by the Board of Directors
December 3, 2001