Form 10QSB
period 2002-03-31
ADRIATIC HOLDINGS LTD
filed 2002-05-02
CIK 1075636

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT HAVE 1934

For the quarterly period ending        March 31, 2002


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

            Class                                  Outstanding at March 31, 2002
                             7,090,000
           $.001 per share

Part I.     Financial Information

  Item 1.    Financial Statements



ADRIATIC HOLDINGS CORPORATION
BALANCE SHEET

March 31, 2002 and December 31, 2001


                                              	                                     MARCH 31,        December 31,
          ASSETS                                                                2002                    2001
          ------                                                                   ----------                   ------------
								  (UNAUDITED)      (AUDITED)
Current Asset-Cash  	                                    $          45	           $      -
Deferred Offering Costs	                                                - 	                   -
Notes Receivable (4)	                                      439,246	              439,246
Interest Receivable	                                         18,956	                11,269
                                                                                        ----------                     ----------
 								  $  458,247         450,515
								  ==========      ==========
          LIABILITIES
          -----------
Current liabilities:
     Accounts payable                                              $  14,480	                14,481
     Bank Overdraft						  -			  35
     Due to Shareholder 		            7,732	                   4,801
                                                                                     ----------                        ----------
Total Current Liabilities 		     $  22,212  	            $   19,317
								  ----------	----------

          SHAREHOLDERS' DEFICIT
          --------------------
Common stock, par value $0.001 per share
25,000,000 authorized shares,
7,090,000 shares issued and outstanding	            7,090	                  7,090
Paid-in capital                                                           482,423                    482,007
Deficit accumulated during the
                                                         (53,478)                   (57,899)
                                                                                     -------------                 -------------
               Total shareholders' equity                       436,035                   431,198
                                                                                    -------------                   ------------
               Total liabilities and
               shareholders' deficit                           $  458,247              $   450,515
                                                                              ==========           ==========

See notes to financial statements.

ADRIATIC HOLDINGS CORPORATION
STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
AND FROM INCEPTION THROUGH MARCH 31, 2002 (UNAUDITED)


					 Period from
					 Inception
			 For the Three 	                               (July 9, 1998)
			     Month		  through
			  Ended March 31,                            March 31,
			       2002	 2001	 2002
			--------	-------                     ------------

Revenue		$          0	$         0	 $           0

Expenses
                General and Administrative                3,266               12,443                   72,434
			-------------             -----------                -----------
                Total Expenses	                                    3,266               12,443                  72,434
          -----------
OTHER INCOME
                 Other Income                                        7,687                         -                   18,956
    			--------------	    ------------	  -----------

Net Income (Loss)		    $4,421             $(12,443)          $ (53,478)
			=======           ========             ========
Basic and Fully Diluted
Loss Per Share                                              $   *                        $   *
			========           ========
Weighted Average Number of
Common Shares Outstanding	7,090,000              2,090,000
			========            ========

	* Less than $0.01 per share


See notes to financial statements.

ADRIATIC HOLDINGS LIMITED
STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
AND FROM INCEPTION THROUGH MARCH 31, 2002 (UNAUDITED)




					                                     Period from
						        Inception
				           For the Three Ended                   (July 9, 1998)					   		      Month Period	  through
				   March 31,                March 31,              Through March 31
				     2002                          2001	                   2002
				 ---------------                -------------             -----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
	Net Income (Loss)		 $  4,421                     $(12,443)                  $ (53,478)
	Adjustment to reconcile net loss to
	net cash provided by (used in)
	operating activities:
          416                              416                           6,855
                  (1)                              -                            14,480
183:
                        4,801                         12,027                         32,143

CASH FLOWS FROM FINANCING ACTIVITIES:
 	Issuance of Note Receivable		           -                                   -                           (439,246)
Increase in Interest Receivable                                 ( 7,687)                              -       (18,956)
189:
 Net cash used in financing activities                            (7,687)                              -    (458,202)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:

	Increase (Decrease in due to shareholder	    2,931                           11,981                            41,975
         -      -    448,415
	(Increase) Decrease in offering costs	       -	                  -	                            -
				  ----------	          -----------                          -------------
Net cash used in financing activities		   2,931	            11,981                           490,390

Net Increase (Decrease) in Cash		        45	                   (46)	                                45
Cash at Beginning of Period		         -	                  214	                              -
				 ------------	           -----------                       -----------
Cash at End of Period			       45	                  168	                               45
				 -------------	          -------------                     -------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
	Conversion of shareholder loan
	into common stock			$      -	                $      -	                       $ 34,243
					----------	                 -------------                   ------------


            See notes to consolidated financial statements.

ADRIATIC HOLDINGS LIMITED
NOTES TO FINANCIAL STATEMENTS

NOTE-1 UNAUDITED FINANCIAL INFORMATION

The unaudited financial information included for the three months interim period ended March 31, 2002 and 2001 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal, recurring adjustments) which are in the opinion of management necessary to reflect properly the results of the interim periods presented. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results expected for the fiscal year ended December 31, 2002.

NOTE-2  FINANCIAL STATEMENTS

For a complete set of footnotes, reference is made to the Company's report on Form 10K-SB for the period from inception through December 31, 2001 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

NOTE-3 LICENSE AGREEMENT

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

Since the patent is declared invalid by the courts, the Company will (a) not assert any exclusive rights to the patent and (b) has canceled its licensing agreement with J.A. Canada. The Company will also be able to manufacture the junction box using the J.A. Canada design without any recourse from or payments to J.A. Canada. As the design will belong to the public domain and no patent will be available on the J.A. Canada junction box design, the Company may have to compete directly with other manufacturers of the J.A. Canada junction box design.

NOTE-4 PROMISSORY NOTE

The note receivable on the accompanying balance sheet in the amount of $439,246 was issued in July 2001, bears interest at 7% annually and is due June 30, 2004. The Company accrued $18,956 of interest on this note for the period since the issuance of the note to March 31, 2002.

NOTE-5 SUBSEQUENT EVENTS

On April 10, 2002 the Company announced that it had entered into a letter of intent to acquire all of the shares of Heartland Oil & Gas. Heartland is an oil & Gas exploration company with a land base of 120,000 acres in central Kansas where they have drilled three successful exploratory gas wells.

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

The following discussion and analysis should be read in conjunction with the information set forth in the financial statements and notes.

Plan of Operation

Since our inception on July 9, 1998, we have not been engaged in any significant operations nor have we had any revenues other than interest income, as we are in the development stage. Our only recent activities subsequent to March 31, 2002 was the signing of a letter of intent to acquire all of the shares of Heartland Oil & Gas. Heartland is an oil and gas exploration company that has 120,000 acres in central Kansas where they have drilled 3 successful gas wells. The closing of the transaction is subject to certain conditions including the execution of a definitve purchase agreement.

We plan to augment our manufacturing business by diversifying into the gas production industry. We have determined that with the slow down in economic growth in North America the timing to enter industrial manufacturing is not good and we should wait until a more robust economy develops before starting this part of our business plan. In the interim, we feel that the gas exploration industry offers some very good potential for the Company and we feel the acquisition of Heartland is a good strategic move for shareholders. Heartland with its large land base, three successful wells and good management will be a good acquisition for us for future growth of the Company.

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

We will require additional funds to implement our growth strategy both in the manufacturing operations and the gas exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurrance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

At the current time, we have not begun manufacturing any junction boxes, but expect to do so when the additional funds have been made available. Currently we have $22,212 in liabilities. Our financial statements report a loss of $19,698 for the fiscal period ended December 31, 2000. For this period, we paid $1,666 in office expenses and $400 in management fees to the original founding shareholders. We had additional operating expenses for this period of $9,492 and license fees of $8,140.  For the period ended December 31, 2001, we report a loss of $14,023. We paid $1,666 in office expenses to the found shareholders and had additional operating expenses of $23,626. We paid no licensing fees as we cancelled our licensing agreement with J.A. Industries (Canada).
For the three month period ended March 31, 2002 we report net income of $4,421. The revenue came solely from interest income on the funds we have invested
at 7%.   We anticipate an increase in the number of employees to five this year.

Once we feel that the economy has become more robust we plan to use $220,000 to purchase the plant equipment for the manufacturing of junction boxes. It is evident that the production process will use an above normal amount of electricity and we will require facility upgrades and improvements to electrical sources. We anticipate spending a further $50,000 on such facility upgrades in the first
year of production.   We do not anticipate any further need for Research
and Development at this time. The Company anticipates first year production costs to be $200,000 for supplies and $60,000 for labor.
We are currently negotiating further funding for Adriatic to ensure we are well capitalized to expand our operations. No assurance, though, may be given that such funding will occur on a timely basis.

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

 ADRIATIC HOLDINGS LIMITED

                                                  (Registrant)



DATE: May 1 , 2002	           BY: /s/ Robert Knight/
----------------------------                   --------------------------------