Form 10QSB
period 2002-06-30
ADRIATIC HOLDINGS LTD
filed 2002-08-13
CIK 1075636

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT HAVE 1934

For the quarterly period ending        June 30, 2002


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

            Class                          Outstanding at March 31, 2002
Common Stock, par value $.001 per share           7,090,000

Part I.     Financial Information

  Item 1.    Financial Statements



ADRIATIC HOLDINGS CORPORATION
BALANCE SHEET

June 30, 2002 and December 31, 2001


                                              	  June 30,        December 31,
          ASSETS                                     2002            2001
          ------                                  ----------     ------------
								  (UNAUDITED)      (AUDITED)
Current Asset-Cash  					  $   17,763	$      -
Deferred Offering Costs				                - 	       -
Notes Receivable (4)					     819,246	   439,246
Interest Receivable					      28,392	    11,269
Prepaid Expense							    25		 -
                                                  ----------      ----------
 								  $  865,426         450,515
								  ==========      ==========
          LIABILITIES
          -----------
Current liabilities:
     Accounts payable                             $     960		    14,481
     Bank Overdraft						  -			  35
     Due to Shareholder 				    437,547		     4,801
                                                  ----------      ----------
Total Current Liabilities 				  $ 438,507 	$   19,317
								  ----------	----------

          SHAREHOLDERS' DEFICIT
          --------------------
Common stock, par value $0.001 per share
25,000,000 authorized shares,
7,090,000 shares issued and outstanding			 7,090	     7,090
Paid-in capital                                      482,007         482,007
Deficit accumulated during the development stage     (62,178)        (57,899)
                                                  ----------      ----------
               Total shareholders' equity            426,919         431,198
                                                  ----------      ----------
               Total liabilities and
               shareholders' deficit              $  865,426     $   450,515
                                                  ==========      ==========

See notes to financial statements.

ADRIATIC HOLDINGS CORPORATION
STATEMENT OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
AND FROM INCEPTION THROUGH JUNE 30, 2002 (UNAUDITED)


									     Period from
									      Inception
						   For the Six 	    (July 9, 1998)
						       Month		 through
						  Ended June 30,         June 30,
						  2002	 2001		   2002
						-------	-------       -------

Revenue					$     0	$     0	 $	0

Expenses
	General and Administrative	 21,402	 28,294  	   90,985

						-------     -------	  --------
		Total Expenses	       21,402	 28,294	   90,985
						-------	-------       --------
OTHER INCOME
      	Other Income		 17,123	   -		   28,392
						-------	-------	  --------

Net Income (Loss)				$(4,279)	$(28,294)	 $(62,593)
						========    ========      ========

Basic and Fully Diluted
Loss Per Share				$   *		$   *		$    (.02)
						========    ========     ========
Weighted Average Number of
Common Shares Outstanding		7,090,000	2,090,000    2,699,347
						========    ========     ========

	* Less than $0.01 per share



See notes to financial statements.

ADRIATIC HOLDINGS CORPORATION
STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
AND FROM INCEPTION THROUGH JUNE 30, 2002 (UNAUDITED)


									     Period from
									      Inception
						   For the Three 	    (July 9, 1998)
						       Month		 through
						  Ended June 30,         June 30,
						  2002	 2001		   2002
						-------	-------       -------

Revenue					$     0	$     0	 $	0

Expenses
	General and Administrative	 18,552	 16,267  	   90,985

						-------     -------	  --------
		Total Expenses	       18,552	 16,267	   90,985
						-------	-------       --------
OTHER INCOME
      	Other Income		  9,436	   -		   28,392
						-------	-------	  --------

Net Income (Loss)				$(9,116)	$(16,267)	 $(62,593)
						========    ========      ========

Basic and Fully Diluted
Loss Per Share				$   *		$   *		$    (.02)
						========    ========     ========
Weighted Average Number of
Common Shares Outstanding		7,090,000	2,090,000    2,699,347
						========    ========     ========

	* Less than $0.01 per share



See notes to financial statements.

ADRIATIC HOLDINGS LIMITED
STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
AND FROM INCEPTION THROUGH JUNE, 2002 (UNAUDITED)




										     Period from
										      Inception
						   		For the Six    (July 9, 1998)					   		      	Month Period	  through
						  		Ended June 30, 	  June 30,
						  		 2002      2001	   2002
								 ------    ------    -------

CASH FLOWS FROM OPERATING ACTIVITIES:
	Net Income (Loss)				     	 $(504,695) $(5,979) $(562,594)
	Adjustment to reconcile net loss to
	net cash provided by (used in)
	operating activities:
	  Rental Expense Contributed by Shareholder      832	    832	 7,271
        Embedded feature of convertible debenture  500,000       -     500,000
        Increase in other assets                       (25)      -         (25)
        Increase (decrease) in bank overdraft          (35)      -         (35)
	  Increase (decrease) in Accounts Payable    (13,521)  (1,299)       960
		                                       --------  -------   --------
          Total cash from operating activities     (17,444)  (6,446)   (54,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
 	Issuance of Note Receivable		        (380,000)      -    (819,246)
	Increase in Interest Receivable		   (17,123)      -     (28,392)
	                                            ---------  -------  ---------
   (397,123)      -    (847,638)
                                                  ---------  -------  ---------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:

	Increase (Decrease in due to shareholder      (2,670)  46,224     36,374
      Issuance of Convertible Debenture		   435,000       -     435,000
	Issuance of Common stock                          -   429,938    448,415
	                                             -------	-------    -------
Net cash used in financing activities              432,330  476,162    919,789


Net Increase (Decrease) in Cash			    17,763  469,716     17,763
Cash at Beginning of Period                             -       214         -
								    -------	--------	--------
Cash at End of Period                               17,763  469,930     17,763
								    -------	--------	--------

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
	Conversion of shareholder loan
	into common stock					    $   -  $ 34,243   $ 34,243
								    -------	--------  --------


            See notes to consolidated financial statements.

ADRIATIC HOLDINGS LIMITED
NOTES TO FINANCIAL STATEMENTS

NOTE-1 UNAUDITED FINANCIAL INFORMATION

The unaudited financial information included for the six months interim period ended June 30, 2002 and 2001 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal, recurring adjustments) which are in the opinion of management necessary to reflect properly the results of the interim periods presented. The results of operations for the six month period ended June 30, 2002 are not necessarily indicative of the results expected for the fiscal year ended December 31, 2002.


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

NOTE-4 PROMISSORY NOTE

The notes receivable on the accompanying balance sheet are in the amount of $439,246 was issued in July 2001, bears interest at 7% annually and is due June 30, 2004 and in the amount of $380,000 was issued
June 6, 2002 and bears interest at 7% annually and is due June 30, 2004. The Company accrued $28,392 of interest on these notes for the period since the issuance of the note to March 31, 2002 and June 6, 2002.

The note payable on the accompanying balance sheet incorporates a convertible debenture that is in the amount of $435,000 and was issued May 10, 2002, bearing interest at 7% annually and is Due December 1, 2003. The debenture is convertible, at the holder's option, into common shares of the Company at $1.00 per share until December 1, 2003.

NOTE-5 ADDITIONAL EVENTS

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

Plan of Operation

Since our inception on July 9, 1998, we have not been engaged in any significant operations nor have we had any revenues other than interest income, as we are in the development stage. Our only recent activities subsequent to June 30, 2002 was the signing of a letter of intent to acquire all of the shares of Heartland Oil & Gas. Heartland is an oil and gas exploration company that has 120,000 acres in central Kansas where they have drilled 3 successful gas wells.
The closing of the transaction is subject to certain conditions including the execution of a definitive purchase agreement.

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

We will require additional funds to implement our growth strategy both in the manufacturing operations and the gas exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

At the current time, we have not begun manufacturing any junction boxes, but expect to do so when the additional funds have been made available. Currently we have $960 in current liabilities and an outstanding convertible debenture with a face value of $435,00 bearing interest at 7% per annum. The convertible debenture is due December 1, 2003 and is convertible into common stock of Adriatic at $1.00 per share at the holder's option. Our financial statements report a loss of $19,698 for the fiscal period ended December 31, 2000.
For this period, we paid $1,666 in
office expenses and $400 in management fees to the original founding shareholders. For the period ended December 31, 2001, we report a loss of $14,023. We paid $5,805 in office expenses and paid no licensing fees as we cancelled our licensing agreement with J.A. Industries (Canada).
For the six month period ended June 30, 2002 we report net loss of $4,279.
The revenue came solely from interest income on the funds we have invested at 7%. We anticipate an increase in the number of employees to five this year.

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

 ADRIATIC HOLDINGS LIMITED

                                                  (Registrant)



DATE: August 12, 2002                     BY: /s/ Robert Knight/
      ---------------                        --------------------