Form 10QSB
period 2002-09-30
ADRIATIC HOLDINGS LTD
filed 2002-11-15
CIK 1075636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 333-93383

HEARTLAND OIL AND GAS CORP. (Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	91-1918326 (I.R.S. Employer Identification No.)
Suite 500, 231 Water Street Vancouver, British Columbia, Canada V6B 1B8 (Address of principal executive offices)
604.638.3225 (Registrant's telephone number, including area code)
Adriatic Holdings Limited 114 W. Magnolia Street, Suite 446, Bellingham, WA 98225 800.661.7320
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

19,452,429 common shares, par value $0.001 as at September 30, 2002

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of
Heartland Oil and Gas Corp.

It is the opinion of management that the interim financial statements for the quarter ended September 30, 2002 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date: November 14, 2002

/s/ Robert Knight
___________________________________________
Director of Heartland Oil and Gas Corp.

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARY
(formerly Adriatic Holdings Limited)
(A Development Stage Company)

September 30, 2002 and December 31, 2001

ASSETS	September 30, 2002 (Unaudited)	December 31, 2001 (Unaudited)

CURRENT ASSETS:
Cash and cash equivalents
Exploration advances
Other current assets
Total current assets

OIL AND GAS PROPERTIES (Note 2)

TOTAL ASSETS

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses
Due to related parties (Note 4)

Total current liabilities

NOTES PAYABLE (Note 4)

CONVERTIBLE DEBENTURE (Note 4)

COMMITMENTS AND CONTINGENCIES (Note 1)

SHAREHOLDERS' EQUITY (Note 3):

Common stock, $.001 par value, 100,000,000 shares
authorized, 19,452,429 and 11,332,429 shares issued
and outstanding, respectively
Additional paid-in capital
Deficit accumulated during the development stage
Total shareholders' equity

TOTAL LIABILITIES AND

SHAREHOLDERS' EQUITY

	$ 51,336 - 3,171 54,507 2,092,107 $ 2,146,614 $ 84,042 237,586 321,628 - 446,095 19,452 1,569,106 (209,667) 1,378,891 $ 2,146,614	$ 10,755 6,719 1,618 19,092 1,233,081 $ 1,252,173 $ 133,181 205,633 338,814 450,600 - 11,332 505,018 (53,591) 462,759 $ 1,252,173

See notes to consolidated financial statements

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARY
(formerly Adriatic Holdings Limited)
(A Development Stage Company)

For The Nine Months Ended September 30, 2002 And 2001

And From Inception Through September 30, 2002 (Unaudited)

REVENUE

EXPENSES:
Professional fees
Management fees (Note 4)
Advertising and promotion
Consulting (Note 4)
Office and general

Total operating expenses

Loss from operations

OTHER INCOME (EXPENSE):
Interest income
Interest expense (Note 4)

NET LOSS

BASIC AND DILUTED NET
LOSS
PER COMMON SHARE:
Net loss
BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING

* Less than $0.01 per share

Nine Months Ended September 30, 2002 (Unaudited) $ - 47,148 18,000 14,713 13,237 21,218 114,316 (114,316) 356 (42,116) (41,760) $ (156,076) $ (0.01) 12,215,506	Nine Months Ended September 30, 2001 (Unaudited) $ - 1,288 9,000 - 8,049 3,172 21,509 (21,509) 491 (3,620) (3,129) (24,638) $ ( * ) 11,332,429	Period From Inception (August 11, 2000) Through September 30, 2002 (Unaudited) $ - 55,859 34,000 14,713 26 161 25,310 156,043 (156,043) 1,356 (54,980) (53,624) $ (209,667)

See notes to consolidated financial statements.

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARY
(formerly Adriatic Holdings Limited)
(A Development Stage Company)

Consolidated Balance Sheet

For The Three Months Ended September 30, 2002 And 2001
And From Inception Through September 30, 2002 (Unaudited)

REVENUE

EXPENSES:
Professional fees
Management fees (Note 4)
Advertising and promotion
Consulting (Note 4)
Office and general

Total operating expenses

Loss from operations

OTHER INCOME (EXPENSE):
Interest income
Interest expense (Note 4)

NET LOSS

BASIC AND DILUTED NET LOSS
PER COMMON SHARE:
Net loss

BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING

Less than $0.01 per share

Three Months Ended September 30, 2002 (Unaudited) $ - 20,037 6,000 2,101 2,000 4,021 34,159 (34,159) 17 (18,043) (18,026) $ (52,185) $ ( * ) 13,235,472	Three Months Ended September 30, 2001 (Unaudited) $ - 214 3,000 - 6,778 1,172 11,164 (11,164) 164 (3,620) (3,456) $ (14,620) $ ( * ) 11,332,429

See notes to consolidated financial statements.

HEARTLAND OIL & GAS CORP.

AND SUBSIDIARIES

(formerly Adriatic Holdings Limited)

Consolidated Income Statement

For The Nine Months Ended September 30, 2002 And 2001

And From Inception Through September, 2002 (Unaudited)

REVENUE

EXPENSES:
Professional fees
Management fees (Note 4)
Advertising and promotion
Consulting (Note 4)
Office and general

Total operating expenses

Loss from operations

OTHER INCOME (EXPENSE):
Interest income
Interest expense (Note 4)

NET LOSS

BASIC AND DILUTED NET
LOSS
PER COMMON SHARE:
Net loss

BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
* Less than $0.01 per share

Nine Months Ended September 30, 2002 (Unaudited) $ - 47,148 18,000 14,713 13,237 21,218 114,316 (114,316) 356 (42,116) (41,760) $ (156,076) $ (0.01) 12,215,506	Nine Months Ended September 30, 2001 (Unaudited) $ - 1,288 9,000 - 8,049 3,172 21,509 (21,509) 491 (3,620) (3,129) $ (24,638) $ ( * ) 11,332,429	Period From Inception (August 11, 2000) Through September 30, 2002 (Unaudited) $ - 55,859 34,000 14,713 26 161 25,310 156,043 (156,043) 1,356 (54,980) (53,624) $ (209,667)

See notes to consolidated financial statements.

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARIES
(formerly Adriatic Holdings Limited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Accrued interest
Decrease in exploration advances
Increase in other assets
(Decrease) increase in accounts payable
and accrued expenses

Net cash (used in) provided by operating activities

CASH FLOWS FROM INVESTING
ACTIVITIES:

Cash acquired upon reverse acquisition with Adriatic
Acquisition and exploration of oil and gas properties

Net cash used in investing activities

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in due to related parties
Proceeds from notes payable
Proceeds from issuance of common stock

Net cash provided by financing activities

NET INCREASE (DECREASE) IN CASH

CASH, beginning of period

CASH, end of period
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Payment of accounts payable through
issuance of note payable

Nine Months Ended September 30, 2002 (Unaudited) $ (156,076) 42,116 6,719 (1,528) (50,099) (158,868) 20,492 (859,026) (838,534) 17,983 580,000 440,000 1,037,983 40,581 10,755 $ 51,336 $ -	Nine Months Ended September 30, 2001 (Unaudited) $ (24,638) 3,620 288,025 (617) 337,036 603,426 - (617,458) (617,458) 1,123 - - 1,123 (12,909) 80,918 $ 68,009 $ 229,246

Period From
Inception
(August 11, 2000)
Through
September 30, 2002
(Unaudited)

$ (209,667)

54,980
-
(3,146)

312,328

154,495

20,492
(2,092,107)

(2,071,615)

222,106
790,000
956,350

1,968,456

51,336

-

$ 51,336

$ 229,246

See notes to consolidated financial statements.

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARIES
(formerly Adriatic Holdings Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Business and Going Concern

On April 10, 2002, Adriatic Holdings Limited ("Adriatic") entered into a letter of intent to acquire all of the shares of Heartland Oil and Gas Inc., a Nevada corporation ("Heartland"). Heartland was incorporated in the State of Nevada on August 11, 2000 and its principal business activity consists of exploration and development of oil and gas properties in the United States to determine whether they contain economically recoverable resources. The Company is currently in the development stage and has not generated significant revenues from its operations. Effective September 17, 2002, the acquisition of Heartland by Adriatic was completed through the issuance of one share of Adriatic common stock for each share of Heartland outstanding. At the time of the acquisition, Adriatic had 7,240,000 shares of common stock outstanding. Adriatic issued 12,212,429 shares of common stock to the shareholders of Heartland, and as a result, the Company had 19,452,429 shares of common stock outstanding immediately after the acquisition. As part of the exchange agreement, Adriatic changed its name to Heartland Oil & Gas Corp.

The consolidated financial statements include the accounts of Adriatic since the date of the reverse acquisition (September 17, 2002) and the historical accounts of its wholly owned subsidiary, Heartland Oil and Gas Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has accumulated a deficit at September 30, 2002 of $209,667 and has a working capital deficit of $267,121 that raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue operations is contingent upon attaining profitable operations and obtaining additional debt and/or equity capital to fund its operations. In September 2002, the Board of Directors approved a private offering of common stock of up to 2,000,000 units (each unit consisting of one warrant and one share of common stock) at a price of $1.40 per unit, for proceeds of up to $2,800,000.

Basis of Presentation

The accompanying consolidated financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of September 30, 2002, and the related statements of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with Heartland's audited financial statements and the related notes thereto included in the Company's Form 8-K filed with the Commission on October 2, 2002.

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Under this method, all costs of acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, geological expenditures, tangible and intangible development costs and direct internal costs, are capitalized as incurred. As of September 30, 2002, the Company has no properties with proven and probable reserves. Should the Company have properties with proven reserves, the cost of these oil and gas properties will be depleted and charged to operations using the unit-of-production method based on the ratio of current production to proved oil and gas reserves as estimated by independent engineering consultants.

Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the depletion computation until it is determined whether or not proved reserves can be assigned to the properties or whether impairment has occurred. If the results of a quarterly assessment indicate that the properties are impaired, the amount of the impairment along with the costs of drilling exploratory dry holes and geological and geophysical costs that cannot be directly associated with specific unevaluated properties are charged to operations for the period. The Company has not recorded any impairment charges through September 30, 2002. Should the Company have properties with proven reserves, the costs are added to the capitalized costs subject to depletion.

Internal costs not directly associated with acquisition, exploration and development activities are expensed as incurred. No internal costs are capitalized as of September 30, 2002.

HEARTLAND OIL & GAS CORP.

AND SUBSIDIARIES

(formerly Adriatic Holdings Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash held at banks and all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset.

Advertising Costs

Advertising costs are expensed as incurred.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management believes that the estimates utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results could differ from these estimates.

Fair Value of Financial Instruments

Substantially all of the Company's assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Estimates of fair value are made at a specific point in time, based on relative market information and information about the financial instrument, specifically, the value of the underlying financial instrument. Assets that are recorded at fair value consist largely of cash and other assets, which are carried at contracted amounts that approximate fair value. Oil and gas properties are valued as discussed above. The Company's liabilities consist of short term liabilities and notes payable recorded at contracted amounts that approximate fair value.

HEARTLAND OIL & GAS CORP.

AND SUBSIDIARIES

(formerly Adriatic Holdings Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Share of Common Stock

Net loss per share of common stock is based on the weighted average number of shares of common stock outstanding, giving effect to the outstanding shares of Adriatic as if they were issued on the date of the reverse acquisition as discussed above. Common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.

Recent Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standard No. 141 ("SFAS 141"), "Business Combinations" and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early application permitted for companies with fiscal years beginning after March 15, 2001, provided that the first interim period financial statements have not been previously issued. The adoption of SFAS 141 and 142 did not have an effect on the Company's financial position or results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement removes goodwill from the scope of SFAS 121, and requires long-lived assets to be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have an effect on the Company's financial position or results of operations.

HEARTLAND OIL & GAS CORP.

AND SUBSIDIARIES

(formerly Adriatic Holdings Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2- OIL AND GAS PROPERTIES, UNPROVED

The total costs incurred and excluded from amortization are summarized as follows:

	Acquisition Costs	Exploration Costs	Total
Costs incurred during periods ended:
September 30, 2002	$ 488,803	$ (1,565)	$ 487,238
June 30, 2002	261,036	6,494	267,530
March 31, 2002	100,192	4,066	104,258
December 31, 2001	506,253	591,875	1,098,128
December 31, 2000	110,000	24,953	134,953
Totals	$ 1,466,284	$ 625,823	$ 2,092,107

NOTE 3- SHAREHOLDERS' EQUITY

The authorized capital stock of the Company consists of 100,000,000 shares of $.001 par value voting common stock. Through September 30, 2002, no dividends have been declared or paid by the Company.

In August 2002, prior to the reverse acquisition, Adriatic issued 150,000 units (each unit consisting of one share of common stock and one warrant) for $1.40 per unit, for proceeds of $210,000. Each warrant is exercisable into one share of common stock, at $1.75 for two years.

In April 2002, prior to the reverse acquisition, Heartland issued 880,000 shares of its common stock for $0.50 per share, for proceeds of $440,000. Also in April 2002, Heartland granted stock options enabling the optionee to acquire 25,000 shares of common stock at a price of $0.50 per share until April 1, 2004.

On September 1, 2002, the Company reserved 500,000 shares of common stock for issuance under the Company's stock option plan.

Effective September 17, 2002, Adriatic acquired Heartland through the issuance of one share of Adriatic common stock for each share of Heartland outstanding. At the time of the acquisition, Adriatic had 7,240,000 shares of common stock outstanding. Adriatic issued 12,212,429 shares of common stock to the shareholders of Heartland, and as a result, the Company had 19,452,429 shares of common stock outstanding immediately after the acquisition.

NOTE 4- NOTES PAYABLE AND RELATED PARTY TRANSACTIONS

The note payable shown on the accompanying balance sheet as of December 31, 2001 in the amount of $450,600 represents a note payable to Adriatic from Heartland, accruing interest at 7% and due June 30, 2004. Since the acquisition by Adriatic of Heartland occurred in September 2002, this note payable was eliminated in consolidation for purposes of presenting the September 30, 2002 consolidated balance sheet.

In May 2002, Adriatic issued a convertible debenture to an unrelated party in the amount of $435,000, bearing interest at 7%, and principal and interest due December 1, 2003. The convertible debenture is convertible at the option of the debenture holder into units (consisting of one share of common stock and one warrant to purchase one share of common stock) at $1.00 per unit. The Company has accrued interest on the debenture through September 30, 2002 of $11,095. All accrued and unpaid interest is to be forgiven by the debenture holder if the debenture is converted. This debenture was considered to have an embedded beneficial conversion feature because the conversion price was less than the quoted market price at the time of the issuance. Accordingly, the beneficial conversion feature was valued separately and the intrinsic value, essentially interest, was recorded as a charge to operations in the amount of $108,750 with a corresponding credit to additional paid-in capital. This transaction occurred before the acquisition of Heartland by Adriatic and therefore, is not included in the accompanying statements of operations.

In addition, included in due to related parties on the accompanying balance sheet as of September 30, 2002, is $211,915 due to a shareholder of the Company. The principal amount of $200,000 bears interest at 2% per annum and matures May 22, 2002. The balance due includes accrued interest of $11,915. The remaining amount due to related parties represents non-interest bearing advances from directors and shareholders, with no fixed terms of repayment.

During the nine months ended September 30, 2002, the Company paid or accrued $18,000 in management fees and $1,000 in consulting fees to directors of the Company.

Item 2. Management's Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this quarterly report, the terms "we", "us", "our", and "Heartland" mean Heartland Oil & Gas Corp., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

General

Corporate History

We were incorporated on July 9, 1998 under the laws of the State of Nevada. Since our inception on July 9, 1998, we have not been engaged in any significant operations nor have we had any revenues other than interest income, as we are in the development stage.

Our Current Business

Recent Developments

On April 10, 2002 we entered into a letter of intent to acquire all of the shares of Heartland Oil and Gas Inc., a private Nevada corporation. Heartland is an oil and gas exploration company that has 120,000 acres in central Kansas where they have drilled 3 test gas wells.

Effective September 17, 2002, we completed the acquisition of 100% of the issued and outstanding shares of Heartland. Pursuant to the terms of a Share Exchange Agreement between Adriatic and Heartland, Adriatic issued one (1) common share in its capital stock for each one (1) common share of Heartland. As a result of the acquisition, we issued an additional 12,212,429 common shares in the capital stock of our company resulting in a total issued and outstanding share capital of 19,452,429.

Effective November 4, 2002, we proceeded with a change of name to "Heartland Oil and Gas Corp.", and increased our authorized common stock of our company from 25,000,000 to 100,000,000 with a par value of $0.001 per share.

Heartland Oil & Gas Inc. is an oil and gas company engaged in the exploration for and development of Coal Bed Methane in the "Soldier Creek Prospect" located in the Forest City Basin of northeast Kansas. Heartland's "Soldier Creek" project encompasses over 150,000 acres of prospective frontier coal bed methane (CBM) Lands. Heartland owns and operates the project.

In 2001, Heartland drilled three CBM stratigraphic/exploration holes on its acreage to test the relative coal thickness, permeability and porosity. Based on the results on the three test wells Heartland began a lease acquisition program, which it proposes to continue over the next 12 month period. In addition to expanding its land position, Heartland is now set to accelerate its proposed exploration and development initiative, which will include completion of its existing well(s) and stepout drilling in strategic surrounding areas.

The Soldier Creek area was chosen when a privately funded, proprietary analysis of historical drilling logs from previous drilling of deeper hydrocarbon targets revealed the existence of significant coal beds to the North and West of where CBM production was currently being successfully developed. This analysis also indicated that the coal bed thickness at Soldier Creek was more than four times greater than the coal beds being exploited nearby. Further adding to the area's potential, was its proximity to a ready market and gas pipelines.

During September and October 2001 Heartland drilled three test wells whose results were analyzed by Holditch Reservoir Technologies, a subsidiary of Schlumberger. The results compelled the Company to embark on a land acquisition program with the objective of acquiring enough acreage to develop several thousand CBM wells. As of July 30, 2002, the Company had acquired in excess of 150,000 acres covering the CBM fairway.

Plan of Operation

Since our inception, we have not been engaged in any significant operations nor have we had any revenues other than interest income, as we are in the development stage. Our only recent activity was on September 17, 2002 we acquired all of the shares of Heartland Oil & Gas Inc. We exchanged one share of Adriatic for one share of Heartland. A total of 12,212,429 shares of Adriatic were issued in exchange for the Heartland shares. Heartland is an oil and gas exploration company that has 120,000 acres in central Kansas where they have drilled 3 exploratory gas wells.

We abandoned our manufacturing business plan as we determined that with the slow down in economic growth in North America the timing to enter industrial manufacturing is not good. We feel that the gas exploration industry offers some very good potential for the Company and we feel the acquisition of Heartland is a good strategic move for shareholders.

Effective November 4, 2002 we increased the authorized shares from 25,000,000 to 100,000,000 and we have the authority to issue 100,000,000 shares of common stock, $0.001 par value. Prior to this filing, we have raised all funds through private placements.

We will require additional funds to implement our growth strategy in the gas exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Currently we have $84,042 in current liabilities and an outstanding convertible debenture with a face value of $435,000 bearing interest at 7% per annum. The convertible debenture is due December 1, 2003 and is convertible into common stock of Heartland at $1.00 per share at the holder's option. Our financial statements report an accumulated loss of $53,591 for the fiscal period ended December 31, 2001. For the Nine month period ended September 30, 2002 we report net loss of $156,076. We anticipate an increase in the number of employees to five this year.

The Company has suffered recurring losses from operations. The continuation of the Company as a going concern is dependent upon the Company attaining and maintaining profitable operations and raising additional capital. Management's plans in this regard is to raise additional capital through an equity offering. We are currently offering 2,000,000 units consisting of 1 common share and 1 warrant to purchase 1 share at $1.75. The units are being offered at $1.40 per share. We have only sold 20,000 units to date from that offering. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company discontinue operations.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, our Company carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Company's President, Chief Executive Officer and Chief Financial Officer concluded that our Company's disclosure controls and procedures are effective. There have been no significant changes in our Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date our Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Changes in Securities.

Effective September 17, 2002, we completed the acquisition of 100% of the issued and outstanding shares of Heartland. Pursuant to the terms of a Share Exchange Agreement between Adriatic and Heartland, Adriatic issued one (1) common share in its capital stock for each one (1) common share of Heartland. As a result of the acquisition, we issued an additional 12,212,429 common shares in the capital stock of our company resulting in a total issued and outstanding share capital of 19,452,429.

On October 10, 2002, we filed a Definitive 14C Information Statement with the Securities and Exchange Commission wherein we sought shareholder approval for a change of name of our company from "Adriatic Holdings Limited" to "Heartland Oil and Gas Corp." and a proposed increase of the authorized common shares of our company from 25,000,000 to 100,000,000, with a par value of $0.001 per share. The change of name and increase in our authorized capital took effect on November 4, 2002.

Item 4. Submission of Matters to a Vote of Security Holders.

On October 10, 2002, we filed a Definitive 14C Information Statement with the Securities and Exchange Commission wherein we sought shareholder approval for a change of name of our company from "Adriatic Holdings Limited" to "Heartland Oil and Gas Corp." and a proposed increase of the authorized common shares of our company from 25,000,000 to 100,000,000, with a par value of $0.001 per share.

Our Board of Directors unanimously approved the change of name to "Heartland Oil and Gas Corp." and the increase of our authorized common shares from 25,000,000 to 100,000,000 on September 16, 2002. Our company thereafter received the consent of a majority of the outstanding shares of our common stock. Our company will, when permissible following the expiration of the twenty-day (20) period mandated by Rule 14c and the provisions of the Private Corporations Code of the Nevada Revised Statutes, file Articles of Amendment to amend our Certificate of Incorporation changing our name and increasing the authorized shares of our company. This amendment will not be filed until after a date which is at least twenty (20) days after the filing and mailing of this Definitive Information Statement.

Our Board of Directors approved the change of name of our company to "Heartland Oil and Gas Corp." to more accurately reflect our future business. Our Board of Directors also approved the increase in the authorized number of common shares so that additional shares will be available for issuance for general corporate purposes, including financing activities, without the requirement of further action by our shareholders. Potential uses of additional authorized shares may include public or private offerings, conversions of convertible securities, issuance of options pursuant to employee benefit plans, acquisition transactions and other general corporate purposes. Increasing the authorized number of shares of our common stock will give us greater flexibility and will allow us to issue additional common shares in most cases without the expense and delay of seeking shareholder approval. Our company is at all times investigating additional sources of financing which our Board of Directors believes will be in our best interests and in the best interests of our shareholders. Our common shares carry no pre-emptive rights to purchase additional shares. The adoption of the amendment to our Articles of Incorporation will not of itself cause any changes in our capital accounts.

Item 6. Exhibits and Reports on Form 8-K.

Form 8-K Current Reports

On October 2, 2002 we filed a current report on Form 8-K announcing that on April 10, 2002 we entered into a letter of intent to acquire all of the shares of Heartland Oil and Gas Inc., a private Nevada corporation. Heartland is an oil and gas exploration company that has 120,000 acres in central Kansas where they have drilled 3 test gas wells.

Effective September 17, 2002, we completed the acquisition of 100% of the issued and outstanding shares of Heartland. Pursuant to the terms of a Share Exchange Agreement between Adriatic and Heartland, Adriatic issued one (1) common share in its capital stock for each one (1) common share of Heartland. As a result of the acquisition, we issued an additional 12,212,429 common shares in the capital stock of our company resulting in a total issued and outstanding share capital of 19,452,429.

As part of the share exchange Adriatic changed its name to "Heartland Oil and Gas Corp." and increased our authorized common stock of our company from 25,000,000 to 100,000,000 with a par value of $0.001 per share.

Financial Statements Filed as Part of the Quarterly Report

Our financial statements include:

Consolidated Balance Sheets

Consolidated Statements of Operations

Condensed Statements of Cash Flows

Notes to the Financial Statements

Exhibits Required by Item 601 of Regulation S-B

Exhibit Number and Description

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, effective October 23, 2001)

3.2 Bylaws (incorporated by reference from our Form SB-2 Registration Statement, effective October 23, 2001)

3.3 Certificate of Amendment to Articles of Incorporation effective November 4, 2002

(10) Material Contracts

10.1 Agreement of Share Exchange between Adriatic Holdings Limited, Heartland Oil and Gas Inc. and the shareholders of Heartland, dated July 31, 2002 (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2002)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTLAND OIL AND GAS CORP.

/s/ Richard Coglon
By:___________________________
Richard L. Coglon, President, Chief
Executive Officer and Director
November 14, 2002

/s/ Robert Knight

By:___________________________
Robert Knight, Chief Financial
Officer, Secretary and Director
November 14, 2002

/s/ Donald Sharpe

By:___________________________
Donald Sharpe
Director
November 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard Coglon, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Heartland Oil and Gas Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Richard Coglon

_______________________________

Richard Coglon
President, Chief Executive Officer
and Director

CERTIFICATION PURSUANT TO
18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert Knight, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Heartland Oil and Gas Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Robert Knight

_______________________________

Robert Knight
Chief Financial Officer, Secretary
and Director