Form 10QSB/A
period 2002-06-30
ADRIATIC HOLDINGS LTD
filed 2002-11-18
CIK 1075636

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

Part I.     Financial Information

  Item 1.    Financial Statements



ADRIATIC HOLDINGS CORPORATION
BALANCE SHEET

June 30, 2002 and December 31, 2001


                                              	  June 30,        December 31,
          ASSETS                                     2002            2001
          ------                                  ----------     ------------
								  (UNAUDITED)      (AUDITED)
Current Asset-Cash  					  $   17,763	$      -
Deferred Offering Costs				                - 	       -
Notes Receivable (4)					     819,246	   439,246
Interest Receivable					      28,392	    11,269
Prepaid Expense							    25		 -
                                                  ----------      ----------
 								  $  865,426         450,515
								  ==========      ==========
          LIABILITIES
          -----------
Current liabilities:
     Accounts payable                             $     960		    14,481
     Bank Overdraft						  -			  35
     Due to Shareholder 				    437,547		     4,801
                                                  ----------      ----------
Total Current Liabilities 				  $ 438,507 	$   19,317
								  ----------	----------

          SHAREHOLDERS' DEFICIT
          --------------------
Common stock, par value $0.001 per share
25,000,000 authorized shares,
7,090,000 shares issued and outstanding			 7,090	     7,090
Paid-in capital                                      590,757         482,007
Deficit accumulated during the development stage    (170,928)        (57,899)
                                                  ----------      ----------
               Total shareholders' equity            426,919         431,198
                                                  ----------      ----------
               Total liabilities and
               shareholders' deficit              $  865,426     $   450,515
                                                  ==========      ==========

See notes to financial statements.

ADRIATIC HOLDINGS CORPORATION
STATEMENT OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
AND FROM INCEPTION THROUGH JUNE 30, 2002 (UNAUDITED)


									     Period from
									      Inception
						   For the Six 	    (July 9, 1998)
						       Month		 through
						  Ended June 30,         June 30,
						  2002	 2001		   2002
						-------	-------       -------

Revenue					$     0	$     0	 $	0

Expenses
	General and Administrative	 21,402	 28,294  	   90,985
        Interest Expense                108,750	   -              108,750

						-------     -------	  --------
		Total Expenses	       140,152	 28,294	   199,835
						-------	-------       --------
OTHER INCOME
      	Other Income		 17,123	   -		   28,392
						-------	-------	  --------

Net Income (Loss)			      $(113,029)   $(28,294)	 $(113,029)
						========    ========      ========

Basic and Fully Diluted
Loss Per Share				$   *		$   *		$    (.02)
						========    ========     ========
Weighted Average Number of
Common Shares Outstanding		7,090,000	2,090,000    2,699,347
						========    ========     ========

	* Less than $0.01 per share



See notes to financial statements.

ADRIATIC HOLDINGS CORPORATION
STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
AND FROM INCEPTION THROUGH JUNE 30, 2002 (UNAUDITED)


									     Period from
									      Inception
						   For the Three 	    (July 9, 1998)
						       Month		 through
						  Ended June 30,         June 30,
						  2002	 2001		   2002
						-------	-------       -------

Revenue					$     0	$     0	 $	0

Expenses
	General and Administrative	 18,552	 16,267  	   90,985
        Interest Expense                108,750    -              108,750

						-------     -------	  --------
		Total Expenses	       127,302	 16,267	   199,735
						-------	-------       --------
OTHER INCOME
      	Other Income		  9,436	   -		   28,392
						-------	-------	  --------

Net Income (Loss)				$(117,866)	$(16,267)	 $(117,866)
						========    ========      ========

Basic and Fully Diluted
Loss Per Share				$   *		$   *		$    (.02)
						========    ========     ========
Weighted Average Number of
Common Shares Outstanding		7,090,000	2,090,000    2,699,347
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

This debenture was considered to have an embedded beneficial conversion feature because the conversion price is less than the quoted market price. Accordingly, the beneficial conversion feature was valued separately and the intrinsic value, essentially interest, was recored as a charge to operations in the amount of $108,750 with a corresponding credit to additional paid-in capital.

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