Form 10KSB
period 2002-12-31
HEARTLAND OIL & GAS LTD
filed 2003-04-01
CIK 1075636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended  December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ]to[ ]

Commission file number  333-93383
Heartland Oil and Gas Corp. (formerly Adriatic Holdings Limited) (name of small business issuer in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	91-1918326 (I.R.S. Employer Identification No.)
Suite 1500, 885 West Georgia Street Vancouver, British Columbia, Canada (Address of principal executive offices)	V6C 3E8 (Zip Code)

Issuer's telephone number (604) 693-0177

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

19,522,429 common shares at $2.15(1) = $41,973,322

(1) Average of bid and ask closing prices on March 3, 2003

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

19,522,429 common shares issued and outstanding as of March 3, 2003

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Heartland" mean Heartland Oil and Gas Corp., unless otherwise indicated.

Business Development During Last Three Years

General Overview

We are an oil and gas company engaged in the exploration for and development of Coal Bed Methane in the "Soldier Creek Prospect" located in the Forest City Basin of northeast Kansas. Our "Soldier Creek" project encompasses approximately 165,000 acres of prospective frontier coal bed methane (CBM) Lands. Our subsidiary, Heartland Oil and Gas Inc., holds the leases and operates the project.

Corporate History

Our company, Heartland Oil and Gas Corp., was incorporated in the State of Nevada on July 9, 1998, under the name Adriatic Holdings Ltd.

On September 17, 2002 we acquired all of the issued and outstanding stock of Heartland Oil and Gas Inc., a private Nevada Corporation, from its stockholders in exchange for 12,212,429 shares of our common stock. As a result, the former stockholders of Heartland Oil and Gas Inc. own a majority of our outstanding stock. Therefore, for accounting purposes, Heartland Oil and Gas Inc. was deemed to have acquired Adriatic Holdings Ltd. Heartland Oil and Gas Inc. survives as our wholly-owned subsidiary. Heartland Oil and Gas Inc. is an oil and gas exploration company that has under lease approximately 165,000 acres in central Kansas where 3 test gas wells have been drilled.

As part of the share exchange we changed our name, effective November 4, 2002, to "Heartland Oil and Gas Corp.", and increased the authorized common stock of our company from 25,000,000 to 100,000,000 with a par value of $0.001 per share.

We have not been involved in any bankruptcy, receivership or similar proceeding.

Our Current Business

On April 10, 2002 we entered into a letter of intent to acquire all of the shares of Heartland Oil and Gas Inc., a private Nevada corporation and on September 17, 2002 we acquired all of the issued and outstanding stock of Heartland Oil and Gas Inc. from its stockholders in exchange for 12,212,429 shares of our common stock. As a result, the former stockholders of Heartland Oil and Gas Inc. own a majority of our outstanding stock. Therefore, for accounting purposes, Heartland Oil and Gas Inc. was deemed to have acquired Adriatic Holdings Ltd. Heartland Oil and Gas Inc. survives as our wholly-owned subsidiary.

Heartland Oil and Gas Inc. is an exploration stage oil and gas company engaged in the exploration for and development of Coal Bed Methane in the "Soldier Creek Prospect" located in the Forest City Basin of northeast Kansas. Pursuant to several Oil and Gas Leases entered into with various parties, our "Soldier Creek" project encompasses approximately 165,000 acres of prospective frontier CBM Lands. Heartland Oil and Gas Inc. holds the leases for the lands and operates the project. The expiration dates for the leases range from dates in 2004 through 2007. Certain of the leases may be extended upon the exercise of options on the leases. For the years ending December 31, 2003, 2004 and 2005 we will be required to pay approximately $19,000 per year on the leases.

Heartland Oil and Gas Inc. signed a letter agreement dated August 25, 2000 with Topeka-Atchinson Gas & Illuminating LLC, whereby Heartland Oil and Gas Inc. engaged Topeka-Atchinson Gas & Illuminating LLC to identify three exploration areas within the Forest City Basin and to provide a detailed budget in writing for the anticipated cost of a one-well exploration program for each exploration area and a four-well pilot program. In consideration Heartland Oil and Gas Inc. advanced a non-refundable deposit of $20,000 to Topeka-Atchinson Gas & Illuminating LLC. The letter agreement provides for:

- within 60 days of receipt of the deposit, Heartland Oil and Gas Inc. was to advise of its intention to proceed with the exploration program;

- if Heartland Oil and Gas Inc. elected to proceed with the exploration program, then within 60 days from the date of the start of the last desorption test from coal, Heartland Oil and Gas Inc. could elect to proceed further with an initial 3-well exploration program; and

- within 60 days from the completion of drilling in the three exploration areas, Heartland Oil and Gas Inc. has the election to proceed with a pilot program or to drill a further test well in an additional exploration area.

Topeka-Atchinson Gas & Illuminating LLC is entitled to receive a 3% gross over-riding royalty, on an 8/8th basis, on all oil and gas leases acquired by Heartland Oil and Gas Inc. within certain areas in the Forest City Basin.

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

During September and October 2001 Heartland Oil and Gas Inc. drilled three test wells to test the relative coal thickness, permeability and porosity. The results, which were analyzed by Holditch Reservoir Technologies, a subsidiary of Schlumberger, compelled us to embark on a land acquisition program with the objective of acquiring enough acreage to develop several thousand CBM wells. As of March 15, 2003, we have entered into lease agreements covering approximately 165,000 acres covering the CBM fairway. This acreage is held under leases which have terms of between 3 and 5 years.

We commenced our first coal bed methane pilot program on our acreage in the Forest City Basin which program consisted of three new wells surrounding our Engelke 16-18 discovery well. The Engelke well was drilled by or on behalf of Heartland Oil and Gas Inc. in the fall of 2001 and encountered 57 feet of coal. The Engelke well was logged and tested for permeability and was cased as a potential coal bed producer.

The data from the various wells drilled was sent to Schlumberger's Holditch Reservoir Technologies for input into their "Coal GAS Simulator" program.

With the results from our economic modeling, we decided to begin aggressively acquiring acreage, concentrating on the North Engelke area, which mapping shows to be the thickest part of the basin. Coal thicknesses here are up to 4 times thicker than in the Cherokee basin to the south, where there are active coal bed methane operations. Many of the coals in the Cherokee basin are present at Engelke, but Engelke also has many more coal seams. Of our existing 165,000 acres under lease, approximately 140,000 are in the Engelke area.

In deciding to expand our Soldier Creek Prospect, we considered the following factors:

Major gas lines exist (El Paso owned ANR Pipeline Co. runs directly through our gas leases) and have available capacity translating to access to markets.

The Forest City area's flat, sparsely populated marginal ranch or farmland makes transportation and access less expensive, minimizing surface access costs.

Known gas coals that are already established from conventional drilling, thereby reducing exploration and development risk.

Surplus of equipment and very competitive environment further reduces drilling and completion costs.

The abundance of depleted wells simplifies and reduces cost of water disposal from dewatering coals, as wastewater is re-injected into depleted wells.

As full-scale development is implemented, drilling, completing, and operating costs should drop, further enhancing the project's economics.

The area also contains a number of black shales, which are not included in the reserve and economic calculations but which generally will add to the amount of recoverable gas.

The Coal Bed Methane Industry

During the past decade coal bed methane (CBM) has emerged as a viable source of natural gas compared to the late 1980s when there was no significant production outside of the still dominant San Juan Basin, in northwestern New Mexico, and the Black Warrior Basin in Alabama and Mississippi. As noted in USGS Fact Sheet FS-123-00 of October 2000, CBM production accounted for 7% of US natural gas production or approximately 3.6 billion cubic feet (Bcf) of gas per day or an annual 1.35 trillion cubic feet (Tcf) of gas from over 14,000 producing wells.

We believe the success of CBM developments has been largely the result of improved drilling and completion techniques, better hydraulic fracture designs and significant cost reductions as a result of highly dependable gas content and CBM reservoir performance analysis. Also aiding this sector's growth is the apparent shortage of quality domestic conventional exploration and development projects. In comparison, the total "unconventional" CBM resource across America's 25 basins (lower US) is estimated to be roughly 720 trillion cubic feet (Tcf)of which 12% or 81 Tcf is considered technically recoverable. We also believe that propelling the CBM production growth is its relatively low finding and development costs. CBM fields are often found where deeper conventional oil and gas reservoirs have already been developed, therefore, considerable exploration-cost-reducing geologic information is often readily available. This available geological information, combined with CBM reservoirs' comparatively shallow locations, reduces finding and developing costs.

Coal Bed Methane

Natural gas normally consists of 80% or more methane with the balance comprising such hydrocarbons as butane, ethane and propane. In some cases it may be sour. That is, it may contain minute quantities of highly poisonous hydrogen sulfide. CBM is, as a rule, a sweet gas consisting of 95% methane and thus is normally of pipeline quality. CBM is considered an unconventional natural gas resource because it does not rely on 'conventional' trapping mechanisms, such as a fault or anticline, or stratigraphic traps. Instead CBM is "adsorbed" or attached to the molecular structure of the coals - an efficient storage mechanism as CBM coals can contain as much as seven times the amount of gas typically stored in a conventional natural gas reservoir such as sandstone or shale. The adsorbed CBM is kept in place as a result of a pressure equilibrium often from the presence of water. Thus the production of CBM in many cases requires the dewatering of the coals to be exploited. This process usually requires the drilling of adjacent wells and from 6 to 36 months to complete. CBM production typically has a low rate of production decline and a long economic life of from 10 to 40 years.

The principal sources of CBM are either biogenic, producing a dry gas which is generated from bacteria in organic matter, typically at depths less than 1000 feet, or thermogenic, which is a deeper wet gas, formed when organic matter is broken down by temperature and pressure.

The three main factors that determine whether or not gas can be economically recovered from coal beds are: the gas content of the coals; the permeability or flow characteristics of the coals; and, the thickness of the coal beds. Gas content is measured in terms of standard cubic feet (Scf) per ton and varies widely from 430 Scf per ton in the deep (2,000 to 3,500 feet) San Juan, New Mexico thermogenic coals, and only 60 Scf per ton for the shallow (300 to 700 feet deep) Powder River, Wyoming biogenic coals. The San Juan coals are considered to have the industry's highest permeability. All CBM coals must have relatively high permeability, as the ability of gas to easily travel to the borehole is essential to economic CBM production. The thickness of coal beds from which CBM is economically being produced varies from as little as a few feet in some areas of the gas rich (300 Scf) Raton Basin to as much as 75 net coal bed thickness at the relatively gas poor Powder River. CBM production in the Cherokee/Forest City Basins has historically been economic from coal seams only a few feet thick.

Competitors

The three largest CBM producers in America's lower 48 states are BP Amoco, Burlington Resources and Phillips Petroleum, all producing most of their production from the now-in-decline San Juan basin. Though it ranks fourth in terms of natural gas production, the leading CBM participant in terms of growth and technology is, in our view, Devon Energy. Devon is aggressively expanding CBM production in the Powder River and Raton Basins and has CBM production in the San Juan and Wind River Basins. Devon is also developing the CBM potential of southeastern Kansas where it has amassed over 400,000 acres. Its project is centered in Cherokee Basin, that is the southern end of the CBM fairway.

Another major company active in the CBM area is El Paso Energy. El Paso operates through its subsidiaries El Paso Production and ANR Pipeline Company, an interstate pipeline that crosses our lands. During the past year El Paso drilled several CBM wells south of Heartland's Engelke well and north of its Devader well. On September 10th 2002 El Paso announced it had sold its acreage to Berry Petroleum in a transaction whose terms were not disclosed. In the same announcement Berry stated it was continuing to expand its acreage in the area and would be starting a multiple-well pilot program (now underway) with the goal of establishing by mid to late 2003 the area's commercial potential. Numerous other companies are also active in the CBM fairway including Whiting Petroleum a division of a Wisconsin utility company and Calpine Corporation.

Governmental Regulations

Our oil and gas operations are subject to various United States federal, state and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, provincial and local laws and regulations relating primarily to the protection of human health and the environment. To date, expenditures related to complying with these laws, and for remediation of existing environmental contamination, have not been significant in relation to the results of operations of our company. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our Soldier Creek Prospect, Kansas USA. To date, execution of our business plan has largely focused on acquiring prospective Coal Bed Methane (CBM) leases and drilling three initial test wells on this acreage from which to establish a going forward exploration and development plan.

During the past three years we spent $616,828 on drilling and exploration costs on our Soldier Creek Prospect.

Employees

Currently there are no full time employees and two part-time employees who are also officers of our company. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

We have a limited operating history which raises substantial doubt about our ability to continue as a going concern.

Our company has a limited operating history and must be considered in the development stage. The success of the company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company's operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. There can be no assurance that our business plan will prove successful, and no assurance that we may be able to operate profitably, if at all.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration stage only and are without known reserves of oil and gas. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

A portion of our interest in our properties may be lost if we are unable to obtain significant additional financing.

Our ability to continue exploration and, if warranted, development of our properties will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing our properties may be lost entirely. We have limited financial resources and no cash flow from operations and we are dependent for funds on our ability to sell our common shares, primarily on a private placement basis. There can be no assurance that we will be able to obtain financing on that basis in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors. The method of financing employed by us to date results in increased dilution to the existing shareholders each time a private placement is conducted.

We anticipate that we may need to obtain additional bank financing or sell additional debt or equity securities in future public or private offerings. There can be no assurance that additional funding will be available to us for exploration and development of our projects or to fulfil our obligations under any applicable agreements. Although historically we have announced additional financings to proceed with the development of some of our previous properties, there can be no assurance that we will be able to obtain adequate financing in the future or that the terms of such financing will be favourable. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration and development of our projects with the possible loss of such properties.

Due to the losses incurred since inception, our stockholders' deficiencies and lack of revenues, there is substantial doubt about our ability to continue as a going concern.

There is substantial doubt about our ability to continue as a going concern due to the losses incurred since inception, our stockholders' deficiency, and lack of revenues.

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. Although we believe that we have funds sufficient to meet our immediate needs in the short term, we require further funds to finance the development of our company and exploration of our properties. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of our company and exploration of our properties. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

We will require substantial funds to enable us to decide whether our properties contain commercial oil and gas deposits and whether they should be brought into production, and if we cannot raise the necessary funds we may never be able to realize the potential of our properties.

Our decision as to whether our properties contain commercial oil and gas deposits and should be brought into production will require substantial funds and depend upon the results of exploration programs and feasibility studies and the recommendations of duly qualified engineers, geologists, or both. This decision will involve consideration and evaluation of several significant factors including but not limited to: (1) costs of bringing a property into production, including exploration and development work, preparation of production feasibility studies, and construction of production facilities; (2) availability and costs of financing; (3) ongoing costs of production; (4) market prices for the oil and gas to be produced; (5) environmental compliance regulations and restraints; and (6) political climate, governmental regulation and control. If we are unable to raise the funds necessary to properly evaluate our properties, then we may not be able to realize any potential of our properties.

We have not obtained title reports and our properties may be subject to prior unregistered agreements, native land claims or transfers which have not been recorded or detected, resulting in a possible claim against any future revenues generated by such properties.

We have not obtained title reports with respect to our oil and gas properties but believe our interests are valid and enforceable. We cannot provide guarantees of title against all possible claims. The properties may be subject to prior unregistered agreements, native land claims or transfers which have not been recorded or detected. Additionally, the land upon which we hold oil and gas leases may not have been surveyed; therefore, the precise area and location of such interests may be subject to challenge. If the interests in our properties is challenged, we may have to expend funds defending any such claims and may ultimately lose some or all of any revenues generated from the properties if we lose our interest in such properties.

Our accounts are subject to currency fluctuations which may materially affect our financial position and results.

We maintain our accounts in US and Canadian currencies and are therefore subject to currency fluctuations and such fluctuations may materially affect our financial position and results. We do not engage in currency hedging activities.

We may not be able to manage the significant strains that future growth may place on our administration infrastructure, systems and controls.

In the event our properties commence production, we could experience rapid growth in revenues, personnel, complexity of administration and in other areas. There can be no assurance that we will be able to manage the significant strains that future growth may place on our administrative infrastructure, systems, and controls. If we are unable to manage future growth effectively, our business, operating results and financial condition may be materially adversely affected.

The loss of Richard Coglon and Donald Sharpe would have an adverse impact on future development and could impair our ability to succeed.

We are dependent on our ability to hire and retain highly skilled and qualified personnel, including our President, Mr. Coglon, and Mr. Donald Sharpe, one of our directors. We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. We do not have key man insurance on any of our employees. The loss of service of any of our key personnel could have a material adverse effect on our operations or financial condition.

Our management currently engages in other oil and gas businesses and, as a result, conflicts could arise.

In addition to their interest in our company, our management currently engages, and intends to engage in the future, in the oil and gas business independently of our company. As a result, conflicts of interest between us and management of our company might arise.

Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our shares of common stock are subject to rules promulgated by the Securities and Exchange Commission relating to "penny stocks," which apply to companies whose shares are not traded on a national stock exchange or on the NASDAQ system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in the such penny stocks. These rules may discourage or restrict the ability of brokers to sell our shares of common stock and may affect the secondary market for our shares of common stock. These rules could also hamper our ability to raise funds in the primary market for our shares of common stock.

Since our shares are thinly traded, and trading on the OTC Bulletin Board may be sporadic because it is not an exchange, stockholders may have difficulty reselling their shares.

Our shares of common stock are currently publicly traded on the OTC Bulletin Board service of the National Association of Securities Dealers, Inc. The trading price of our shares of common stock has been subject to wide fluctuations. Trading prices of our shares of common stock may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our shares of common stock will be matched or maintained. These broad market and industry factors may adversely affect the market price of our shares of common stock, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

If plans to phase-out the OTC Bulletin Board are implemented, we may not qualify for listing on the proposed Bulletin Board Exchange or any other marketplace, in which event investors may have difficulty buying and selling our securities.

We understand that in 2004, subject to approval of the Securities and Exchange Commission, the NASDAQ Stock Market intends to phase-out the OTC Bulletin Board, and replace it with the "Bulletin Board Exchange" or "BBX". As proposed, the BBX will include an electronic trading system to allow order negotiation and automatic execution. The NASDAQ Stock Market has indicated its belief that the BBX will bring increased speed and reliability to trade execution, as well as improve the overall transparency of the marketplace. Specific criteria for listing on the BBX have not yet been finalized, and the BBX may provide for listing criteria which we do not meet. If the OTC Bulletin Board is phased-out and we do not meet the criteria established by the BBX, there may be no market on which our securities may be included. In that event, shareholders may have difficulty reselling any of the shares they own.

Investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

Our constating documents authorize the issuance of 100,000,000 shares of common stock, each with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

Risks Relating to the Industry

As our properties are in the exploration and development stage there can be no assurance that we will establish commercial discoveries on our properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. Our properties are in the exploration and development stage only and are without proven reserves of oil and gas. There can be no assurance that we will establish commercial discoveries on any of our properties.

The potential profitability of oil and gas ventures depends upon factors beyond the control of our company

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance.

Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The marketability of oil and gas which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

Competition in the oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring the leases.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. There can be no assurance that the necessary funds can be raised or that any projected work will be completed. Our budget anticipates our acquisition of additional acreage in the Forest City basin. There is no assurance that this acreage will become available or if it is available for leasing, that we will be successful in acquiring the leases. There are other competitors that have operations in the Forest City basin and the presence of these competitors could adversely affect our ability to acquire additional leases.

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. No assurance can be given that environmental standards imposed by federal, provincial, or local authorities will not be changed or that any such changes would not have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which it may elect not to insure against due to prohibitive premium costs and other reasons.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations.

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

We believe that our operations comply, in all material respects, with all applicable environmental regulations.

Our operating partners maintain insurance coverage customary to the industry; however, it is not fully insured against all environmental risks.

Risks Associated with Drilling

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities which may have an adverse effect on our financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labour, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

There is no assurance that the laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, will not be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

Item 2. Description of Property.

Our executive and head offices are located at Suite 1500 - 885 West Georgia Street, Vancouver, British Columbia, V6C 3E8. The offices are approximately 1,800 square feet in size and are leased on an annual basis, expiring January 1, 2004, at an annual rent of approximately CDN$60,000. We also have offices located at 114 W. Magnolia Street, Suite 446, Bellingham, Washington USA 98225. Our Secretary/Treasurer provides this space to us at a deemed cost, for accounting purposes, of $1,666 per year. The office space aggregates approximately 1,000 square feet and is a one year lease renewable in March 2004. Our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

Our Soldier Creek project currently encompasses approximately 165,000 acres of prospective frontier coal bed methane lands located in the Forest City Basin of northeast Kansas. As at December 31, 2002 we had a total of 165,344 acres of undeveloped land of which 140,156 acres were concentrated in Nemaha County, Brown County and the northern part of Jackson County, Kansas.

We had no productive wells as at December 31, 2002 and no developed acreage. In September and October of 2001, Heartland Oil and Gas Inc. drilled three CBM stratigraphic/exploration wells on its property, all three of which have been cased pending completion.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is traded on the National Association of Securities Dealers OTC Bulletin Board under the symbol "HOGC" Between March 7, 2002 and November 3, 2002 our common stock traded under the symbol "ADRH". The following quotations obtained from Canada Stockwatch reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:
OTC Bulletin Board (1) (2)
Quarter Ended	High	Low
January 1, 2003 to March 25, 2003	$2.45	$1.85
December 31, 2002	$2.20	$1.57
September 30, 2002	$2.00	$1.38
June 30, 2002	$2.05	$1.00
March 7 to 31, 2002(1)	$2.05	$1.90

(1) Our common stock began trading on the OTC Bulletin Board on March 7, 2002.

(2) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Registrar and Transfer Company of 10 Commerce Drive, Cranford, New Jersey, USA 07016-9814 (Telephone: (800) 866-1340; Facsimile: (908) 497-2310 is the registrar and transfer agent for our common shares.

On February 20, 2003, the shareholders' list of our common shares showed 57 registered shareholders and 19,522,429 shares outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Equity Compensation Plan Information

As at December 31, 2002 we have three compensation plans in place, entitled 2001 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan, 2002 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan and the Additional 2002 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan. These plans have not been approved by our security holders.
Number of Securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for further issuance
1,170,000(1)	$0.69	430,000

(1) Total number of options granted pursuant to all three of our compensation plans.

Recent Sales of Unregistered Securities

In April 2002, prior to the reverse acquisition with Adriatic Holdings Ltd., our company completed a private placement and issued 880,000 shares of common stock at $0.50 per share for proceeds of $440,000 to nine investors. All of the investors were offshore investors and therefore we relied on the provisions of Regulation S promulgated under the Securities Act of 1933 as amended, for issuance of the shares.

On May 6, 2002 we issued a convertible debenture to one investor in the amount of $435,000 which bears interest at 7% and is due on December 1, 2003. The debenture is convertible on a dollar for dollar basis into a unit of our company, each unit consisting of one share of common stock and one common stock purchase warrant, exercisable at $1.00 per share at the option of the holder at any time commencing on July 1, 2002 until maturity. We relied on the provisions of Regulation S promulgated under the Securities Act of 1933 as amended, for issuance of the note.

In October 2002 we commenced a private placement of units at a price of $1.40 per share. Each unit consists of one share of common stock and one common stock purchase warrant, exercisable at a price of $1.75 per share until August 31, 2004. As of December 31, 2002 we sold 280,000 shares of common stock for proceeds of $392,000 to one individual. We relied on the provisions of Regulation S promulgated under the Securities Act of 1933 as amended, for issuance of the shares.

In October, 2002 we converted a note payable of $201,510 into a convertible debenture in the amount of $228,350 bearing interest at 7% per annum to a former shareholder. The convertible debenture is due on December 31, 2004. The convertible debenture is convertible on a dollar for dollar basis into a unit, consisting of one share of common stock and on common stock purchase warrant, exercisable at $2.00 per share, at the option of the debenture holder at any time commencing January 1, 2003 until maturity. We relied on the provisions of Regulation S promulgated under the Securities Act of 1933, as amended, for issuance of the convertible debenture.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We carry out our operations through our wholly owned subsidiary, Heartland Oil and Gas Inc., an exploration stage oil and gas company. Heartland Oil and Gas Inc. is currently engaged in the exploration for and development of coal bed methane in the Soldier Creek Prospect located in the Forest City Basin of northeast Kansas. We do not have any revenues other than interest income, as we are in the development stage. Our only recent activity was on September 17, 2002 when we acquired all of the shares of Heartland Oil and Gas Inc. We exchanged one share of Adriatic Holdings Ltd. for one share of Heartland and Gas Inc. A total of 12,212,429 shares of Adriatic Holdings Ltd. were issued in exchange for the shares of Heartland Oil and Gas Inc. Heartland and Oil and Gas Inc. is an oil and gas exploration company that has approximately 165,000 acres under lease in central Kansas where it has drilled 3 exploratory gas wells.

We feel that the gas exploration industry offers some very good potential for our company and we feel the acquisition of Heartland Oil and Gas Inc. is a good strategic move for shareholders.

Effective November 4, 2002 we increased the authorized shares from 25,000,000 to 100,000,000 and we have the authority to issue 100,000,000 shares of common stock, $0.001 par value. Prior to this filing, we have raised all funds through private placements of shares of our common stock.

Plan of Operations

We plan on drilling a pilot program in the Engelke area, consisting of drilling four new wells around our existing Engelke 16-18 well and completing all five wells for potential coal bed methane. One of the new wells will be cored to allow us to estimate gas contents in the Engelke area. We also plan to acquire an existing well in the Engelke area to be used as a water disposal well for produced water from the pilot program. We plan on flaring any gas produced during the test period, and therefore no gathering systems or pipeline tie-in is planned at this time.

We also plan to acquire additional leases in the Engelke area, if available.

Pursuant to several oil and gas leases entered into with various parties, our Soldier Creek project encompasses approximately 165,000 acres of prospective frontier CBM lands. Heartland Oil and Gas Inc. holds the leases for the lands and operates the project. The expiration dates for the leases range from dates in 2004 through 2007. Certain of the leases may be extended upon the exercise of options on the leases. For the years ending December 31, 2003, 2004 and 2005 we will be required to pay approximately $19,000 per year on the leases.

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

In order to proceed with our plans we are attempting to raise $2,800,000 by way of an immediate private placement of equity securities in our company pursuant to exemptions from registration provided by Regulation S under the Securities Act of 1933. The offering consists of a maximum of 2,000,000 units at a price of $1.40 per unit. Each unit consists of one common share $0.001 par value and one warrant exercisable at $1.75 expiring August 30, 2004. As of December 31, 2002 we sold 280,000 units for proceeds of $392,000. Subsequent to December 31, 2002, we have raised an additional $996,000 pursuant to the offering. There are however no assurances this offering will be successful in whole or in part. The net proceeds if received will be available to us as working capital to allow us to continue our ongoing lease acquisition program and to expand on the exploration and development of our Soldier Creek Prospect.

Over the next twelve months we intend to use all available funds to continue our ongoing lease acquisition program and to expand on the exploration and development of our Soldier Creek Prospect, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$240,000
Acreage
Rentals	19,114
New Acreage	580,886

Operations
Acquire and work-over water disposal well	70,000
Compete Engelke well	65,000
Drill and complete 4 new pilot wells	685,000
Lease Operating Expense	84,000

Working Capital	776,000
Offering Expenses	280,000
Total	$2,800,000

Currently we have $64,256 in current liabilities and an outstanding convertible debenture with a face value of $435,000 bearing interest at 7% per annum. The convertible debenture is due December 1, 2003 and is convertible into common stock of our company at $1.00 per share at the holder's option. Our financial statements report an accumulated loss of $428,554 for the fiscal period ended December 31, 2002 compared to an accumulated loss of $43,587 for the fiscal period ended December 31, 2001.

We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. Management's plans in this regard is to raise additional capital through an equity offering. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual consolidated financial statements of or the year ended December 31, 2002, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing, a successful program of acquisition and exploration, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

New Accounting Pronouncements

In June 2002, FASB finalized FAS 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The adoption of this statement is not expected to have a material impact on our financial position and results of operations. FAS 146 is effective for exit and disposal activities initiated after December 31, 2002.

In December 2002, the Financial Accounting Standards Board Issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123", ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. We will continue to use the intrinsic model method.

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Our consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated a deficit of $482,145 since inception of Heartland Oil and Gas Inc. on August 11, 2000. In addition, we have a working capital deficit of $422,518.

Since our inception, we have funded operations through the issuance of capital stock and debt. Our ability to continue as a going concern is dependent upon achieving profitable operations and the raising of additional capital. Our plans in this regard are to secure additional funds through future equity and debt financing which will enable us to develop our oil and gas properties.

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to account for stock-based compensation Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25") and have adopted the disclosure only provisions of SFAS123. Accordingly, compensation for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee is required to pay for the stock.

We account for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services".

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of December 31. 2002, we have no properties with proven or probable reserves. When we obtain proven oil and gas reserves capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment of such properties indicate impairment, the amount of impairment is added to the capitalized cost to be amortized. As of December 31, 2002 and 2001, all of our oil and gas properties were unproved and were excluded from amortization. None were considered to be impaired.

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions. No impairment existed as of December 31, 2002 and 2001.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Revenue from sales or services will be recognized at the time the product is delivered or at the time the service is performed.

We follow Statement of Financial Accounting Standards, ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires that an impairment loss be recognized when the carrying amount of an asset exceeds the expected future undiscounted net cash flows. No impairments were recognized for the years ended December 31, 2002 and 2001.

Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in the statement of operations. Revenue and expenses are translated at the dates such items are recognized in the statement of operations.

Our financial instruments consist of cash, prepaid expenses and other liabilities. The carrying amounts of financial instruments approximate fair value due to their short maturities.

Financial instruments that potentially subject us to concentrations of credit risk consists primarily of cash in excess of the federally insured amount of $100,000. To date, we have not incurred a loss relating to this concentration of credit risk.

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Earnings per share requires presentation of both basic earnings per common share and diluted earnings per common share. Common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Independent Auditor's Report of Spicer, Jeffries & Co., Independent Certified Public Accountants, for the audited consolidated financial statements for the years ended December 31, 2002 and 2001.

Independent Auditor's Report of Spicer, Jeffries & Co., dated March 7, 2003.

Balance Sheets at December 31, 2002 and 2001.

Statements of Operations for the years ended December 31, 2002 and 2001 and for the period from inception (August 11, 2000) to December 31, 2002.

Statements of Changes in Stockholders' Equity for the years ended December 31, 2002 and 2001 and for the period from inception (August 11,2000) to December 31, 2000.

Statements of Cash Flows for the years ended December 31, 2002 and 2001 and for the period from inception (August 11, 2000) to December 31, 2002.

Notes to the Financial Statements.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders

Heartland Oil and Gas Corp. and Subsidiary

(formerly Adriatic Holdings Limited)

(A Development Stage Company)

We have audited the consolidated balance sheet of Heartland Oil and Gas Corp. and Subsidiary (formerly Adriatic Holdings Limited) (A Development Stage Company) as of December 31, 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended and the December 31, 2002 amounts included in the cumulative amounts for the period from inception (August 11, 2000) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Oil and Gas Corp. and Subsidiary (formerly Adriatic Holdings Limited) (A Development Stage Company) as of December 31, 2002, and the results of their operations and their cash flows for the year then ended and the December 31, 2002 amounts included in the cumulative amounts for the period from inception (August 11, 2000) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SPICER, JEFFRIES & CO.

Denver, Colorado

March 7, 2003

HEARTLAND OIL AND GAS CORP. AND SUBSIDIARY
(formerly Adriatic Holdings Limited)
(A Development Stage Company)

BALANCE SHEETS

December 31,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash	$86 475	$10 755
Exploration advances	-	6 719
Prepaid expenses	4 341	1 618
Total current assets	90 816	19 092

OIL AND GAS PROPERTIES, unproven (Notes 1 and 7)	2 150 084	1 233 081

EQUIPMENT, net of accumulated depreciation of $59	3 041	-

	$2 243 941	$1 252 173
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Trade accounts payable	$64 256	$133 181
Due to related parties (Note 2)	14 078	205 633
Convertible debentures (Note 5)	435 000	-
Total current liabilities	513 334	338 814

LONG-TERM DEBT
Convertible debenture-related party (Note 2)	235 399	-
Note payable (Note 5)	-	450 600
Total long-term debt	235 399	450 600

COMMITMENTS (Note 7)

STOCKHOLDERS' EQUITY (Note 4)
Common stock, par value $.001, 100,000,000 shares authorized,
19,582,429 and 11,332,419 shares issued and outstanding, respectively	19 582	11 332
Additional paid-in capital	1 957 771	505 018
Deficit accumulated during the development stage	(482 145)	(53 591)
Total stockholders' equity	1 495 208	462 759

	$2 243 941	$1 252 173

The accompanying notes are an integral part of these statements

HEARTLAND OIL AND GAS CORP. AND SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF OPERATIONS
	Year ended December 31, 2002	Year ended December 31, 2001		Period from Inception (August 11, 2000) to December 31, 2002
REVENUE	$-		$-	$-

OPERATING EXPENSES:
Consulting	18 758		12 924	31 682
Management fees	30 000		12 000	46 000
Professional fees	70 211		2 483	78 922
General and administrative	28 508		3 850	32 600
Travel and promotion	29 889		-	29 889
Stock based compensation	219 600		-	219 600
Interest	31 943		12 864	44 807

Total operating expenses	428 909		44 121	483 500

LOSS FROM OPERATIONS	(428 909)		(44 121)	(483 500)

OTHER INCOME - interest income	355		534	1 355

NET LOSS	$(428 554)		$(43 587)	$(482 145)

Basic and fully diluted
net loss per common share	$(0.03)	$	*	$(0.04)

Basic and fully diluted weighted
average number of shares outstanding	14 335 771		11 332 429	12 834 100

*Less than $0.01 per share

The accompanying notes are an integral part of these documents.

HEARTLAND OIL AND GAS CORP. AND SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2002 AND 2001 AND THE
PERIOD FROM INCEPTION (AUGUST 11, 2000) TO DECEMBER 31, 2002

	Common Shares	Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage

INCEPTION, August 11, 2000	-	$-	$-	$-

Common stock issued at $0.005 per share	10 000 000	10 000	40 000	-

Common stock issued at $0.35 per share	1 322 429	1 332	465 018	-

Net loss	-	-	-	(10 004)

BALANCES, December 31, 2000	11 332 429	11 332	505 018	(10 004)

Net loss	-	-	-	(43 587)

BALANCES, December 31, 2001	11 332 429	11 332	505 018	(53 591)

Common stock issued at $0.50 per share	880 000	880	439 120	-

Recapitalization (Note 1)	7 090 000	7 090	402 313	-

Common stock issued at $1.40 per share	280 000	280	391 720	-

Issuance of stock warrants as compensation	-	-	219 600	-

Net loss	-	-	-	(428 554)

BALANCES, December 31, 2002	19 582 429	$19 582	$1 957 771	$(482 145)

The accompanying notes are an integral part of these statements

HEARTLAND OIL AND GAS CORP. AND SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
	Year Ended December 31, 2002	Year Ended December 31, 2001	Period From Inception (August 11, 2000) to December 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(428 554)	$(43 587)	$(482 145)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock options issued as compensation	219 600	-	219 600
Accrued interest on notes payable	13 889	12 864	13 889
Depreciation, depletion and amortization	59	-	59
Decrease in exploration advances	6 719	288 099	-
Increase in prepaid expenses	(2 698)	(1 618)	(4 316)
Increase (decrease) in trade accounts payable	(67 965)	362 084	64 256

Net cash provided by (used in)
operating activities	(258 950)	617 842	(188 657)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition and exploration of oil and gas properties	(917 003)	(1 098 128)	(2 150 084)
Purchase of computer equipment	(3 100)	-	(3 100)

Net cash used in investing activities	(920 103)	(1 098 128)	(2 153 184)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in amounts due to related parties	28 965	200 123	235 558
Recapitalization, net of $15,896 cash received	393 808	-	393 808
Proceeds from sale of common stock	832 000	-	1 348 350
Proceeds of long-term debt, net	-	210 000	450 600

Net cash provided by financing activities	1 254 773	410 123	2 428 316

NET INCREASE (DECREASE) IN CASH	75 720	(70 163)	86 475

CASH, beginning of period	10 755	80 918	-

CASH, end of period	$86 475	$10 755	$86 475

The accompanying notes are an integral part of these statements.

HEARTLAND OIL AND GAS CORP. AND SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
		Year Ended December 31, 2002	Year Ended December 31, 2001	Period From Inception (August 11, 2000) to December 31, 2002

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Accounts payable retired via long-term debt		$-	$229 446	$-

Note payable converted to convertible debenture		$201 510	$-	$-

The Company acquired 72% of the capital stock
of Adriatic Holdings Limited for 100% of the capital
of Heartland Oil & Gas, Inc. in a reverse acquisition
See (Note 1). In connection with the reverse
acquisition, liabilities were assumed as follows:

Fair value	$ 454 401
Cash acquired	15 896
Liabilities assumed	$ 438 505

The accompanying notes are an integral part of these statements.

HEARTLAND OIL AND GAS CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Heartland Oil & Gas, Inc. (the "Company" or "Heartland") was incorporated under the laws of the State of Nevada on August 11, 2000. The Company's principal business activity consists of the acquisition, exploration and development of oil and gas properties to determine whether they contain economically recoverable resources. The Company's oil and gas properties are located primarily in Kansas. The Company is considered to be in the development stage, since revenues have not been attained and planned operations have not commenced. Activities through December 31, 2002 include the raising of capital through equity and debt financing, and acquiring undeveloped leasehold interests.

During 2002, Adriatic Holdings Limited ("Adriatic"), a public company based in the United States of America, acquired Heartland in a stock for stock exchange. The acquisition was accomplished on September 17, 2002 through the exchange of all of the outstanding shares of Heartland for 12,212,429 common shares of Adriatic representing a controlling interest in Adriatic. The acquisition of Heartland by Adriatic is considered a reverse acquisition and accounted for under the purchase method of accounting. Under reverse acquisition accounting, Heartland is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of Adriatic. Assets acquired and liabilities assumed are reported at their fair values and no adjustments were required to the carrying values since management considers the carrying values to approximate fair value.

Subsequent to the acquisition mentioned above, Adriatic changed its name to Heartland Oil and Gas Corp. and became the legal parent to Heartland Oil & Gas, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Going concern

The financial statements have been prepared assuming the Company will continue as a going concern. However, certain conditions exist which raise doubt about the Company's ability to continue as a going concern. The Company has suffered recurring losses from operations and has accumulated a deficit of $482,145 since its inception on August 11, 2000. In addition, the Company and has a working capital deficit of $422,518.

Since inception, the Company has funded operations through the issuance of capital stock and debt. The Company's ability to continue as a going concern is dependent upon achieving profitable operations and the raising of additional capital. Management's plans in this regard is to secure additional funds through future equity and debt financing which will enable the Company to develop its oil and gas properties.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

HEARTLAND OIL AND GAS CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Stock Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25") and has adopted the disclosure only provisions of SFAS123. Accordingly, compensation for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee is required to pay for the stock.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services".

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of December 31. 2002, the Company has no properties with proven or probable reserves, When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment of such properties indicate impairment, the amount of impairment is added to the capitalized cost to be amortized. As of December 31, 2002 and 2001, all of the Company's oil and gas properties were unproved and were excluded from amortization. None were considered to be impaired.

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions. No impairment existed as of December 31, 2002 and 2001.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

HEARTLAND OIL AND GAS CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Revenue Recognition

Revenue from sales or services will be recognized at the time the product is delivered or at the time the service is performed.

Impairment of Long-Lived Assets

The Company follows Statement of Financial Accounting Standards, ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires that an impairment loss be recognized when the carrying amount of an asset exceeds the expected future undiscounted net cash flows. No impairments were recognized for the years ended December 31, 2002 and 2001.

Foreign Currency Translation

Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in the statement of operations. Revenue and expenses are translated at the dates such items are recognized in the statement of operations.

Fair Value of Financial Instruments

Substantially all of the Company's assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Estimates of fair value are made at a specific point in time, based on relative market information and information about the financial instrument, specifically, the value of the underlying financial instrument. Assets that are recorded at fair value consist largely of short-term receivables and prepaid expenses, which are carried at contracted amounts that approximate fair value. Similarly, the Company's liabilities consist of short term liabilities recorded at contracted amounts that approximate fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash in excess of the federally insured amount of $100,000. To date, the Company has not incurred a loss relating to this concentration of credit risk.

HEARTLAND OIL AND GAS CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Earnings Per Share

Earnings per share requires presentation of both basic earnings per common share and diluted earnings per common share. Common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Such standard requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income. Upon adoption of SFAS No. 145, the Company will reclassify any extraordinary gains and losses on the extinguishments of debt recorded in prior periods to continuing operations. The adoption of SFAS 145 did not have a material effect on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

HEARTLAND OIL AND GAS CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Recent Accounting Pronouncements (continued)

Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on the Company's financial position or results of operations.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This standard amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This standard also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. It is not expected that SFAS 148 will have a material effect on the Company's prior financial position or results of operations.

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties at December 31, 2002 and 2001 are as follows:
December 31,
	2002	2001

Advances payable to officers and directors, non
interest bearing, unsecured and no due date.	$14 078	$4 123

Note payable to controlling shareholder, bearing
interest at prime plus 2% per annum, unsecured
and due May 22, 2002; includes interest of $1,510	-	201 510

	$14 078	$205 633

In October 2002, the Company converted the above note payable of $200,000 plus accrued interest to a convertible debenture in the amount of $228,350 bearing interest at 7% per annum and is due on December 31, 2004. The debenture is convertible on a dollar for dollar basis into a unit (one share of common stock and one common stock purchase warrant, exercisable at $2.00 per share), at the option of the holder, at any time commencing on January 1, 2003 until maturity. At December 31, 2002, the outstanding balance under this obligation was $235,399, which included accrued interest of $12,951.

HEARTLAND OIL AND GAS CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 3 - STOCK OPTIONS

On December 3, 2001, the Company's Board of Directors adopted the 2002 Officer, Director, Consultant and Advisor Stock Compensation Plans (the "Plan"), stock option plans. The aggregate number of shares of common stock that may be granted by the Company will not exceed a maximum of 1,600,000 shares during the period of the Plan. The Plan shall terminate upon the earlier of December 31, 2012 or the issuance of all shares granted under the Plan. The option prices per share are determined by the Board of Directors when the stock option is granted.

If for any reason a recapitalization, sale or merger of the Company occurs, all shares subject to the stock option Plan shall be immediately adjusted proportionally. The Board of Directors may amend the Plan at any time. Certain amendments require stockholders' approval.

Information with respect to all options is as follows:
	Compensation Plan	Other Options and Warrants	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Life
Balances at December 31, 2000	500 000	-	$0.35	$0.35	4.92 years
Granted	-	-	-	-
Forfeited	-	-	-	-

Balances at December 31, 2001	500 000	-	0.35	0.35	4.92 years
Granted	670 000	280 000	0.50 - 1.75	.87
Forfeited	-	-	-	-

Balances at December 31, 2002	1 170 000	280 000	$0.35 - 1.75	$0.69	3.58 years

Number of options exercisable
at December 31, 2001	500 000	-	$0.35	$0.35	4.92 years

Number of options exercisable
at December 31, 2002	680 000	280 000	$0.35 - 0.50	$0.79	3.58 years

At December 31, 2002 and 2001 respectively, 430,000 and 1,100,000 share options were available for future grant under the Plan.

The Company measured compensation cost under APB #25 based on the fair value of the options at the grant date for 2002. The 180,000 options granted and vested in December 2002 had an exercise price of $0.50 when the market value of the underlying common stock was $1.72 which resulted in compensation cost recognized by the Company $ 219,600.

HEARTLAND OIL AND GAS CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 3 - STOCK OPTIONS (Continued)

Had the Company measured compensation cost based on the fair value of the options at the grant date for 2002 and 2001 consistent with the method prescribed by SFAS 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:
		2002	2001

Net income (loss)	As reported	$(428 554)	$(43 587)
	Pro forma	(1 140 520)	(43 587)
Basic and diluted earnings	As reported	(0.03)	*
(loss) per common share	Pro forma	(0.08)	*
*Less than $0.01 per share

The fair value of each option grant was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions for 2002: risk-free interest rate of 2.8%; no dividend yield; expected life of 5 years; and volatility of 75%.

For the year ended December 31, 2001, the 500,000 options issued with a $0.35 exercise price had a market value of $-0- and consistent with the method prescribed by SFAS 123, the Company's net loss and earnings per common share were unaffected using the Black-Scholes option pricing model with the following key assumptions; Risk free interest rate 4.08%, expected life 3 years, expected volatility 0.01% and expected dividend $-0-.

NOTE 4 - SHAREHOLDERS' EQUITY

On September 11, 2000, the Company completed a private placement of 10,000,000 common shares at a price of $0.005 per share for proceeds of $50,000. On October 20, 2000 and November 21, 2000 the Company completed additional private placements of 356,429 and 976,000 common shares at $0.35 per share for proceeds of $466,350.

In April 2002, prior to the reverse acquisition with Adriatic (see Note 1), the Company completed a private placement of 880,000 shares of common stock at $0.50 per share for proceeds of $440,000. On September 17, 2002, the Company completed its reverse acquisition with Adriatic by Adriatic issuing 12,212,429 to the shareholders of Heartland.

In October 2002, the Company commenced a private placement of units (one common share and one common stock purchase warrant exercisable at a price of $1.75 per share until August 31, 2004) at a price of $1.40 per unit. As of December 31, 2002, the Company sold 280,000 units for proceeds of $392,000. As of December 31, 2002 none of the warrants had been exercised. Subsequent to December 31, 2002, the Company raised an additional $559,580 pursuant to this offering.

HEARTLAND OIL AND GAS CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 5 - CONVERTIBLE DEBENTURE AND LONG-TERM DEBT

On May 6, 2002, Adriatic issued a convertible debenture in the amount of $435,000, which bears interest at 7% and is due on December 1, 2003. The debenture is convertible on a dollar for dollar basis into a unit (one share of common stock and one common stock purchase warrant, exercisable at $1.00 per share), at the option of the holder, at any time commencing on July 1, 2002 until maturity. In connection with this transaction, the Company valued the underlying embedded conversion rights of the options at $108,750. These conversion rights were recorded on Adriatic's financial statements prior to the reverse acquisition.

At December 31, 2001, long-term debt of $450,600 consisted of a note payable to Adriatic prior to the reverse acquisition, bearing interest at 7% per annum, maturing June 30, 2004, secured by all assets of the Company. The balance at December 31, 2001 included $600 of accrued interest.

NOTE 6 - INCOME TAXES

As of December 31, 2002, the Company had approximately $451,000 in pretax U.S. net operating loss carryforwards, expiring through the year 2020. A portion of such net operating loss carryforwards were incurred prior to the September 17, 2002, the reverse acquisition date of the Company, and as such, management of the Company anticipates restrictions on the use of these carryforwards due to provisions of Section 382 of the U.S. Internal Revenue Code.

The tax effect of temporary differences that give rise to significant portions of deferred tax assets are primarily attributable to the deduction of stock based compensation for financial reporting purposes and not U.S. income tax purposes.

The deferred tax assets that result from such operating loss carryforwards of approximately $340,000 and $111,000 at December 31, 2002 and 2001, respectively, have been fully reserved for in the accompanying consolidated financial statements as follows. During the years ended December 31, 2002 and 2001, the valuation allowance established against the deferred tax assets increased by $152,860 and $37,740, respectively.

	2002	2001
Deferred tax liabilities	$-	$-

Deferred tax assets
Net operating loss deduction	115 600	37 740
Stock based compensation	75 000	-

Total deferred tax assets	190 600	37 740
Valuation allowance	(190 600)	(37 740)
	$-	$-

HEARTLAND OIL AND GAS CORP. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 7 - OIL AND GAS PROPERTIES, UNPROVED

The expiration dates of the Company's oil and gas leases range from dates in 2004 through 2007. Certain oil and gas leases may be extended by another one or two terms by the execution of options on these leases. In addition, the Company is required to pay delay rentals on certain leases. For the years ending December 31, 2003, 2004 and 2005, approximately $19,000 per year will be required to be paid on these leases.

Costs incurred in oil and gas activities:
	Acquisition Costs	Exploration Costs	Total

December 31, 2000	$110 000	$24 953	$134 953
December 31, 2001	506 253	591 875	1 098 128
December 31, 2002	917 003	-	917 003
	$1 533 256	$616 828	$2 150 084

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

All directors of our company hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. The officers of our company are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Richard Coglon	President and Director	42	September 18, 2002
Robert Knight	Chief Financial Officer, Secretary and Director	46	September 1, 1998
Donald Sharpe	Director	45	September 18, 2002
Randall Buchamer	Director	46	October 24, 2002
Michael Bodino	Director	34	October 16, 2003

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Richard Coglon - President and Director

Mr. Coglon has been the President and a director of our company since September 18, 2002. He has also been the President, Secretary-Treasurer and a director of our subsidiary, Heartland Oil and Gas Inc. since August 11, 2000. Mr. Coglon graduated from the University of Alberta in 1982 with a Bachelor of Commerce (Finance Major). In 1983 he then attended the University of Victoria and received his Bachelor of Laws degree in 1986. Mr. Coglon was called to the Bar in British Columbia, Canada in 1987 and began his specialty in the areas of corporate finance and securities law. Mr. Coglon has acted for numerous private and public companies ranging from small corporate issuers to large multi-nationals and Provincial Utilities.

In 1995 Mr. Coglon co-founded Velvet Exploration Ltd., as a start-up oil exploration and production company. Velvet was eventually listed on the Toronto Stock Exchange and ultimately sold in August of 2001 in a "friendly takeover transaction" with El Paso Energy for approximately $450 Million.

Mr. Coglon is active as a businessman and as a partner in a number of resource based and real estate development ventures. Mr. Coglon also serves as a director of Bradner Ventures Ltd. a NASD (OTCBB) company.

Robert Knight - Chief Financial Officer, Secretary, Treasurer and Director

Mr. Knight has served as the Secretary-Treasurer and a director of our company since July 1998. Mr. Knight served as President of our company from 1998 until September 2002. Mr. Knight has served as a director of Invisa Inc. since September 1998 and as the President and Secretary-Treasurer from September 1998 to January 2000. Mr. Knight serves as President, Secretary-Treasurer and director of Retinapharma International Inc., a position he has held since March 14, 2000. From September 1, 1998 to June 12, 1999 he served as President, Secretary-Treasurer and director of Silverwing Systems Corporation. From September 1, 1998 Mr. Knight served as President and director of Centaur BioResearch, Inc. From June 24, 1997 to February 1, 1999, he was the President and director of ANM Holdings Corporation. Additionally, Mr. Knight has served as a director of FlashPoint International, Inc. since October 2001. Mr. Knight has 20 years of experience in the public company arena and corporate finance. In all of these positions, Mr. Knight had the responsibility to manage all of the affairs of each of these companies; to ensure the operation of the business, interact with legal counsel and auditors, and the preparation of all documents to be filed with any regulatory bodies.

Mr. Knight completed a Masters in Business Administration, December 31, 1998 from Herriot-Watt University.

Donald Sharpe - Director

Mr. Sharpe has been a director of our company since September 18, 2002. Mr. Sharpe graduated from the University of British Columbia with a Bachelor of Science degree in Geophysics in 1981 and joined Suncor Inc. in August of that year. From 1981 to 1987 Mr. Sharpe trained and worked as an exploration geophysicist, gaining experience in all parts of the exploration and development cycle throughout the Western Canadian Sedimentary Basin.

In 1987, Mr. Sharpe moved into the then new field of gas marketing where he was responsible for the direct marketing of Suncor's gas to industrial, commercial and utility customers in the United States and Eastern Canada. In this position, Mr. Sharpe negotiated and completed gas contracts with some of North America's biggest industrial customers. The position required negotiating skills, an understanding of the North American pipeline infrastructure, and an appreciation for the dynamics of natural gas supply and demand. Mr. Sharpe continued his formal education and received a Certificate in Business Management from the University of Calgary in 1989.

In 1990, Mr. Sharpe returned to exploration at Suncor in the position of group leader for British Columbia exploration. In this position, Mr. Sharpe managed a team of professionals in land, geology and geophysics and was responsible for the planning, budgeting and execution of the team's exploration program. Mr. Sharpe continued his education and graduated from the Banff School of Advanced Management in 1991.

In 1994, Mr. Sharpe left Suncor and returned to Vancouver to found and run a number of public companies. He has gained wide experience in corporate governance, finance and the management of public companies. Operating under the umbrella of D. Sharpe Management Inc., Mr. Sharpe has consulted to, managed and served as a director of a number of successful start-up oil and gas companies including Gemini Energy Inc., Velvet Exploration Inc., Netco Energy Inc. and Nation Energy.

Mr. Sharpe is a member of the Association of Professional Engineers, Geologists and Geophysicists of Alberta and the Canadian Society of Exploration Geophysicists.

Michael Bodino - Director

Mr. Bodino has been a director of our company since October 16, 2002. Mr. Bodino is currently a director of Energy Investment Banking for Hibernia Southcoast Capital, Inc. of New Orleans, Louisianna. In this capacity Mr. Bodino is responsible for developing and implementing corporate development strategies including mergers, acquisitions, and other financial advisory services; developing investment banking opportunities within the energy sector; and research. From 1993 to 1999 Mr. Bodino had served as a research analyst for San Jacinto Securities, Inc., of Dallas, Texas.

Mr. Bodino holds an MBA in finance from Texas Christian University and a B.S., Bachelor of Science in Economics from Louisiana State University in Shreveport. Mr. Bodino is a member of the William Conner Foundation, a member of the National Association of Petroleum Investment Analysts (NAPIA), a Board Member of the Louisiana Independent Oil and Gas Association (LIOGA), and a Member of the Independent Producers Association of America (IPAA).

Randall Buchamer - Director

Mr. Buchamer has been a director of our company since October 24, 2002. Mr. Buchamer has been the Chairman and Chief Executive Officer of Voice Mobility Inc., a unified communications company, since August 21, 2001. Mr. Buchamer was a self-employed business consultant from April 2000 to August 2001. Mr. Buchamer has been a director of User Friendly Media from September 2000. From March 1999 to April 2000 Mr. Buchamer was the Managing Director, Operations of The Jim Pattison Group and was responsible for supporting the $4 billion operations of the 55 companies owned by The Jim Pattison Group. Prior to joining The Jim Pattison Group Mr. Buchamer was the Vice-President and Chief Operating Officer for Mohawk Oil from March 1988 to March 1999. Mohawk Oil achieved sales in excess of $300 million and was western Canada's largest independent gasoline retailer prior to being taken over by Husky Oil.

Mr. Buchamer holds an Executive Management Development Degree (Condensed EMBA) from Simon Fraser University and a Business Administration (Marketing and Finance) Degree from the University of Illinois, Chicago.

Messrs. Coglon and Sharpe are significant employees and the loss of either of these employees would have an adverse impact on our future developments and could impair our ability to succeed.

There are no family relationships amongst our directors, senior officers or executive officers.

The directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

Item 10. Executive Compensation.

Particulars of compensation awarded to, earned by or paid to:

(a) our chief executive officer;

(b) each of our four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed fiscal year and whose total salary and bonus exceeds $100,000 per year; or

(c) any additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our company at the end of the most recently completed fiscal year;

(the "Named Executive Officers") are set out in the summary compensation table below.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation (1)
					Awards		Payouts
Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Other Annual Compen- sation (US$) (1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts (US$)	All Other Compen- sation
Richard Coglon President(2)	2002 2001 2000	$8,000(3) $12,000(4) $4,000(5)	Nil Nil Nil	Nil Nil Nil	500,000(6) N/A N/A	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Robert Knight Chief Financial Officer(7)	2002 2001 2000	$15,000(8) Nil Nil	Nil Nil Nil	Nil Nil Nil	50,000(9) Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1) The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2) Mr. Coglon has served as our President since September 18, 2002.

(3) Upon becoming our President, Mr. Coglon received $2,000 per month for providing management services to our company.

(4) Mr. Coglon received $1,000 per month for providing management services to our subsidiary, Heartland Oil and Gas Inc.

(5) Our subsidiary, Heartland Oil and Gas Inc. was incorporated August 11, 2000 and from the date of incorporation until December 31, 2000 Mr. Coglon received $1,000 per month for providing management services.

(6) Richard Coglon received 500,000 options at $0.35 as President of our subsidiary and were converted to options of our company on the completion of the acquisition by Adriatic Holdings Ltd. of Heartland Oil and Gas Inc. pursuant to the Additional 2002 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan.

(7) Mr. Knight has served as our Chief Executive Officer from July 9, 1998 to September 17, 2002 at which time he was appointed to the position of Chief Financial Officer.

(8) Mr. Knight received $1,250 per month for providing management services to our company.

(9) Mr. Knight received 50,000 options in December 2002 pursuant to the 2001 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan as compensation for serving as our Chief Financial Officer.

The following table sets forth for each of the Named Executive Officers certain information concerning stock options granted to them during fiscal 2002. We have never issued stock appreciation rights.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year(1)	Exercise Price ($/Share)	Expiration Date
Richard Coglon President	500,000(2)	42.7%	$0.35	December 7, 2005
Robert Knight Chief Financial Officer	50,000(3)	4.3%	$0.50	December 7, 2007

(1) The denominator (of 1,170,000) was arrived at by calculating the net total number of new options awarded during the year.

(2) Richard Coglon received 500,000 options at $0.35 as President of our subsidiary and were converted to options of our company on the completion of the acquisition by Adriatic Holdings Ltd. of Heartland Oil and Gas Inc.

(3) Robert Knight received 50,000 options at $0.50 on December 7, 2002.

The following table sets forth for each Named Executive Officer certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2002. No named Executive Officer exercised options during fiscal 2002.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
Name	Shares Acquired on Exercise (#)	Aggregate Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable / Unexercisable		Value of Unexercised In-the -Money Options/SARs at FY- end ($) Exercisable / Unexercisable(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Richard Coglon	Nil	Nil	500,000	0	$925,000	$0
Robert Knight	Nil	Nil	50,000	0	$85,000	$0

(1) The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2002 ($2.20 per share on NASD OTCBB) and the exercise price of the individual's options.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

There are no employment agreements between us or any of our subsidiaries and the Named Executive Officers.

Our company has no plans or arrangements in respect of remuneration received or that may be received by Named Executive Officers of our company in fiscal 2002 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per Named Executive Officer.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

Our Directors do not receive salaries or fees for serving as directors, nor do they receive any compensation for attending meetings of the Board of Directors or serving on committees of the Board of Directors. We may, however, determine to compensate our directors in the future. Directors are entitled to reimbursement of expenses incurred in attending meetings. In addition, our directors are entitled to participate in our stock option plan.

During the year ended December 31, 2002 we paid $8,000 to Richard Coglon for the services he provided to our company in his capacity as President and a director of our company. We also paid $15,000 to Robert Knight for the services he provided to our company in his former capacity as the President and his current capacity as Chief Financial Officer, Secretary, Treasurer and a director of our company.

Donald Sharpe, a director of our company, earns consulting fees through D. Sharpe Management Inc., a company wholly-owned and controlled by him. We pay D. Sharpe Management Inc. $2,000 per month for consulting services. As well, he retains a 1% non-convertible overriding royalty on production from leases acquired by our company in Forest City Basin.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

During the year ended December 31, 2001 we established a stock option plan pursuant to which 500,000 common shares were reserved for issuance. During the year ended December 31, 2002 we established a stock option plan pursuant to which 600,000 shares were reserved for issuance and an additional 2002 stock option plan pursuant to which 500,000 shares were reserved for issuance.

Stock options become exercisable at dates determined by the Board of Directors at the time of granting the option and have initial terms of five years.

The fair value of each option granted in 2002 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; volatility of 0.01% based on weekly stock price; risk-free interest rate of 4.08% and an expected life of three years.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of March 15, 2003, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Richard L. Coglon 5060 Pinetree Crescent West Vancouver, BC Canada V7W 3B4	850,000 (2)(3)	4.35%
GM Capital Partners Ltd. Place de St. Gervaise 1 Geneva 1, Switzerland CH 1211	1,000,000	5.12%
Donald Sharpe Suite 1320, 925 West Georgia Street Vancouver, BC, Canada V6C 1G8	700,000(3)	3.59%
Robert Knight 114 W. Magnolia Street, Suite 446 Bellingham, WA 98225	100,000 (4)	0.51%
Randall Buchamer Suite 1500, 885 West Georgia Street Vancouver, BC V6C 3E8	104,500 (5)	0.54%
Michael Bodino Suite 1500, 885 West Georgia Street Vancouver, BC V6C 3E8	100,000 (6)	0.51%
Directors and Executive Officers as a Group	1,854,500	9.50%

(1) Based on 19,522,492 shares of common stock issued and outstanding as of February 20, 2003. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Includes options to acquire an aggregate of 500,000 shares of common stock, exercisable within sixty days.

(3) The 350,000 shares of common stock held by Richard Coglon are the subject of a divorce judgement whereby Mr. Coglon's ex-wife is entitled to claim one-half ownership. This judgement is under appeal.

(3) Includes options to acquire an aggregate of 350,000 shares of common stock, exercisable within sixty days.

(4) 50,000 of these shares of common stock are held by Knight Financial Ltd., a company wholly-owned by Robert Knight. Also includes options to acquire an aggregate of 50,000 shares of common stock exercisable within sixty days.

(5) Includes options to acquire an aggregate of 100,000 shares of common stock exercisable within sixty days.

(6) Includes options to acquire an aggregate of 100,000 shares of common stock exercisable within sixty days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

Other than as disclosed below, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

Over the year ended December 31, 2002, our company incurred consulting and management fee expenses in the amount of $48,758. The consulting and management fee expenses were charged by Richard Coglon and Robert Knight, directors of our company. Pursuant to an oral agreement with our company, Richard Coglon receives $2,000 per month for the services he provides to our company. Pursuant to an oral agreement with our company Mr. Knight receives $1,000 per month for the services he provides to our company. Pursuant to an oral agreement with our company, D. Sharpe Management Inc., a company wholly-owned by Donald Sharpe, a director of our company, receives $2,000 per month for consulting services.

In October 2002 we converted a note payable to one of our controlling shareholders in the amount of $201,510 plus accrued interest to a convertible debenture in the amount of $228,350 bearing interest at 7% per annum. This convertible debenture is due on December 31, 2004. The debenture is convertible on a dollar for dollar basis into a unit, each unit consisting of one share of common stock and one common stock purchase warrants, exercisable at $2.00 per share, at the option of the holder at any time commencing January 1, 2003 until maturity.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits Required by Item 601 of Regulation S-B

Exhibit Number/Description

Exhibit
Number Description

3.1* Articles of Incorporation (1)

3.2* Bylaws of Adriatic Holdings Ltd. (1)

3.3* Certificate of Amendment to Articles of Incorporation effective November 4, 2002 (2)

10.1* Share Exchange between Adriatic Holdings Ltd., Heartland Oil and Gas Inc. and the shareholders of Heartland Oil and Gas Inc., dated July 31, 2002 (3)

10.2** Form of Oil and Gas Lease

21.1* Heartland Oil and Gas Inc., a company incorporated pursuant to the laws of the State of Nevada

99.1 Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Previously filed

** Filed herewith

(1) Incorporated by reference to the company's Form SB-2 Registration Statement filed with the Securities and Exchange Commission on October 23, 2001.

(2) Incorporated by reference to the company's Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2002.

(3) Incorporated by reference to the company's Form 8-K filed with the Securities and Exchange Commission on October 2, 2002.

Item 14. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President. Based upon that evaluation, our company's President concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including the our company's President and Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTLAND OIL AND GAS CORP.

/s/ Richard Coglon
By: Richard Coglon, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard Coglon

Richard Coglon, President and Director
(Principal Executive Officer)
March 31, 2003

/s/ Richard Coglon

Robert Knight, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
March 31, 2003

/s/ Richard Coglon

Donald Sharpe, Director
March 31, 2003

/s/ Richard Coglon

Randall Buchamer, Director
March 31, 2003

/s/ Richard Coglon

Michael Bodino, Director
March 31, 2003

CERTIFICATIONS

I, Richard Coglon, certify that:

1. I have reviewed this annual report on Form 10-KSB of Heartland Oil and Gas Corp.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to date a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and internal controls and procedures for financial reporting as of the end of the period covered by this report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the small business issuer's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls and procedures for financial reporting.

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Richard Coglon
Signature:
Title:   President
(Principal Executive Officer)

CERTIFICATIONS

I, Robert Knight, certify that:

1. I have reviewed this annual report on Form 10-KSB of Heartland Oil and Gas Corp.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to date a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and internal controls and procedures for financial reporting as of the end of the period covered by this report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the small business issuer's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls and procedures for financial reporting.

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Robert Knight
Signature:
Title:   Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Heartland Oil and Gas Corp. (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard Coglon, the President and Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Richard Coglon

/s/ Richard Coglan
President
(Principal Executive Officer)

March 31, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Heartland Oil and Gas Corp. (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert Knight, the Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Robert Knight

/s/ Robert Knight
Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

March 31, 2003