Form 10QSB
period 2003-05-15
HEARTLAND OIL & GAS LTD
filed 2003-05-16
CIK 1075636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period

Commission file number 000-32669
HEARTLAND OIL AND GAS CORP. (Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	91-1918326 (I.R.S. Employer Identification No.)
Suite 1500, 885 West Georgia Street Vancouver, British Columbia, Canada V6C 3E8 (Address of principal executive offices)
604.693.0177
(Issuer's telephone number)
Suite 500, 231 Water Street Vancouver, British Columbia, Canada V6B 1B8 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

20,212,429 common shares outstanding as at May 5, 2003

Transitional Small Business Disclosure Format (Check one):      Yes [X]     No [ ]

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited financial statements as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

DISCLOSURE

To: The Shareholders of Heartland Oil and Gas Corp.

It is the opinion of management that the interim financial statements for the quarter ended March 31, 2003 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date: May 15, 2003

Per: /s/ Richard Coglon
Richard Coglon
President and Director of Heartland Oil and Gas Corp.

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARY
(formerly Adriatic Holdings Limited)
(A Development Stage Company)

BALANCE SHEETS

	March 31, 2003 (Unaudited)	December 31, 2002 (Audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$872,841	$86,475
Prepaid expenses	15,204	4,341

Total current assets	888,045	90,816

OIL AND GAS PROPERTIES, unproven (Note 2)	2,187,020	2,150,084

EQUIPMENT, net of accumulated depreciation of $423	5,629	3,041

TOTAL ASSETS	$3,080,694	$2,243,941

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$46,821	$64,256
Due to related parties (Note 5)	20,951	14,078
Convertible debentures (Note 5)	442,508	435,000

Total current liabilities	510,280	513,334

LONG-TERM DEBT
Convertible debenture - related party (Note 5)	239,238	235,399

TOTAL LIABILITIES	749,518	748,733

SHAREHOLDERS' EQUITY (Note 3)
Common stock - $0.001 per value, 100,000,000 shares authorized,
20,272,429 and 19,582,429 shares issued and outstanding, respectively	20,272	19,582
Additional paid-in capital	2,923,481	1,957,771
Deficit accumulated during the development	(612,577)	(482,145)

	2,331,176	1,495,208

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,080,694	$2,243,941

The accompanying notes are an integral part of these statements

SEE ACCOMPANYING NOTES

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARY
(formerly Adriatic Holdings Limited)
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2003 (Unaudited)	Three Months Ended March 31, 2002 (Audited)	Period from Inception (August 11, 2000) Through March 31, 2003 (Unaudited)

REVENUE	$-	$-	$-

EXPENSES
Professional fees	42,039	15,905	120,961
Management fees (Note 5)	11,000	6,000	57,000
Interest expense	3,839	11,567	48,646
Stock based compensation	-	-	219,600
Travel and promotion	24,615	-	54,504
Office rent	6,707	-	6,707
Consulting (Note 5)	8,253	6,954	39,935
General and administrative	33,979	7,354	66,579

Total operating expenses	130,432	47,780	613,932

Loss from operations	(130,432)	(47,780)	(613,932)

OTHER INCOME
Interest income	-	170	1,355

NET LOSS	$(130,432)	$(47,610)	$(612,577)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARE OUTSTANDING	19,685,873	11,332,429
*Less than $0.01 per share

The accompanying notes are an integral part of these statements

SEE ACCOMPANYING NOTES

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARY
(formerly Adriatic Holdings Limited)
(A Development Stage Company)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

PERIOD FROM INCEPTION (AUGUST 11, 2000) TO MARCH 31, 2003

	Common Shares	Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage

INCEPTION, August 11, 2000	$-	$-	$-	$-

Common stock issued at $0.005 per share	10,000,000	10,000	10,000	-

Common stock issued at $0.35 per share	1,332,429	1,332	465,018	-

Net loss	-	-	-	(10,004)

BALANCES, December 31, 2000	11,332,429	11,332	505,018	(53,591)

Net loss	-	-	-	(43,587)

BALANCES, December 31, 2001	11,332,429	11,332	505,018	(53,591)

Common stock issued at $0.50 per share	880,000	880	439,120	-

Recapitalization (Note 1)	7,090,000	7,090	402,313	-

Common stock issued at $1.40 per share	280,000	280	391,720	-

Issuance of stock
warrants as compensation	-	-	219,600	-

Net loss	-	-	-	(428,554)

BALANCES, December 31, 2002	19,582,429	19,582	1,957,771	(482,145)

Common stock issued at $1.40 per share	690,000	690	965,710	-

Net loss	-	-	-	(130,432)

BALANCES, March 31, 2003	$20,272,429	$20,272	$2,923,481	$(612,577)

The accompanying notes are an integral part of these statements.

SEE ACCOMPANYING NOTES

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARY
(formerly Adriatic Holdings Limited)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2003 (Unaudited)	Three Months Ended March 31, 2002 (Audited)	Period from Inception (August 11, 2000) Through March 31, 2003 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(130,432)	$(47,610)	$(612,577)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Accrued interest	11,348	11,150	25,237
Stock options issued as compensation	-	-	219,600
Depreciation, depletion and amortization	364	-	423
Decrease (increase) in exploration advance	-	6,719	-
Increase in prepaid expenses	(10,864)	(2,078)	(15,180)
(Decrease) increase in accounts payable
and accrued expenses	(17,435)	(109,766)	46,821

Net cash (used in) provided by operating activities	(147,019)	(141,585)	(335,676)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(2,952)	-	(6,052)
Acquisition and exploration of oil and gas properties	(36,936)	(104,258)	(2,187,020)

Net cash (used in) provided by investing activities	(39,888)	(104,258)	(2,193,072)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in due to related parties	6,873	3,000	242,431
Recapitalization, net of $15,896 cash received	-	-	393,808
Proceeds from notes and loan payable	-	70,000	-
Repayment of loan payable	-	(50,000)	-
Proceeds from issuance of common stock	476,400	-	1,824,750
Proceeds from share subscriptions	490,000	390,000	490,000
Proceeds from long-term debt	-	-	450,600

Net cash (used in) provided by financing activities	973,273	413,000	3,401,589

NET INCREASE (DECREASE) IN CASH	786,366	167,157	872,841

CASH, beginning of period	86,475	10,755	-

CASH, beginning of period	$872,841	$177,912	$872,841

The accompanying notes are an integral part of these statements

SEE ACCOMPANYING NOTES

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

The Company has accumulated a deficit at March 31, 2003 of $612,577. The ability of the Company to continue operations is contingent upon attaining profitable operations and obtaining additional debt and/or equity capital to fund its operations. In September 2002, the Board of Directors approved a private offering of common stock of up to 2,000,000 units (each unit consisting of one warrant and one share of common stock) at a price of $1.40 per unit, for proceeds of up to $2,800,000.

Since the September 25, 2002 announcement of a "Regulation S" private placement of 2,000,000 units, the company has issued 690,000 shares at $1.40 for gross proceeds of $966,000.

Subsequent to the quarter ended March 31, 2003, Heartland announced on April 16, 2003 that it has closed its earlier announced Reg S offering of 1,000,000 units at $1.50 per unit for total gross proceeds of $1,400,000. Proceeds from the offering are being used to advance the drilling of the Company's already initiated first five well pilot project, to acquire additional acreage and for general working capital

Basis of Presentation

The accompanying consolidated financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of March 31, 2003, and the related statements of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with Heartland's audited financial statements and the related notes thereto included in the Company's Form 10-KSB filed with the Commission on March 29, 2003.

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARIES
(formerly Adriatic Holdings Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 -ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Under this method, all costs of acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, geological expenditures, tangible and intangible development costs and direct internal costs, are capitalized as incurred. As of March 31, 2003, the Company has no properties with proven and probable reserves. Should the Company have properties with proven reserves, the cost of these oil and gas properties will be depleted and charged to operations using the unit-of-production method based on the ratio of current production to proved oil and gas reserves as estimated by independent engineering consultants.

Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the depletion computation until it is determined whether or not proved reserves can be assigned to the properties or whether impairment has occurred. If the results of a quarterly assessment indicate that the properties are impaired, the amount of the impairment along with the costs of drilling exploratory dry holes and geological and geophysical costs that cannot be directly associated with specific unevaluated properties are charged to operations for the period. The Company has not recorded any impairment charges through March 31, 2003. Should the Company have properties with proven reserves, the costs are added to the capitalized costs subject to depletion.

Internal costs not directly associated with acquisition, exploration and development activities are expensed as incurred. No internal costs are capitalized as of March 31, 2003.

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

Stock-Based Compensation

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

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARIES
(formerly Adriatic Holdings Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2 - OIL AND GAS PROPERTIES, UNPROVED

The total costs incurred and excluded from amortization are summarized as follows:

	Acquisition Costs	Exploration Costs	Total
Costs incurred during periods ended:
March 31, 2003	$29,724	$7,212	$36,936
December 31, 2002	917,003	-	917,003
December 31, 2001	506,253	591,875	1,098,128
December 31, 2000	110,000	24,953	134,953
Totals	$1,562,980	$624,040	$2,187,020

NOTE 3 - SHAREHOLDERS' EQUITY

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

In March 2003, the Company sold 690,000 units at $1.40 for proceeds of $966,000.

Subsequent to the quarter ended March 31, 2003, Heartland announced on April 6, 2003 that it has closed its earlier announced Reg S offering of 1,000,000 units at $1.40 per unit for total gross proceeds of $1,400,000. Proceeds from the offering are being used to advance the drilling of the Company's already initiated first five well pilot project, to acquire additional acreage and for general working capital.

As of March 31, 2003, none of the warrants had been exercised.

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARIES
(formerly Adriatic Holdings Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 4 - STOCK OPTIONS

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

Information with respect to all options is as follows:
	Compensation Plan	Other Options and Warrants	Exercise Price Range		Weighted Average Exercise Price	Weighted Average Remaining Life
Balances at December 31,		-		$
2000	500 000		$0.35		0.35	4.92 years
Granted	-	-	-		-
Forfeited	-	-	-		-

Balances at December 31,
2001	500 000	-	0.35		0.35	4.92 years
Granted	670 000	280 000	0.50 - 1.75		.87
Forfeited	-	-	-		-

Balances at December 31,
2002	1 170 000	280 000	$0.35 - 1.75		$0.69	3.58 years

Number of options
exercisable
at December 31, 2001	500 000	-	$0.35		$0.35	4.92 years

Number of options
exercisable at
December 31, 2002	680 000	280 000	$0.35 - 0.50		$0.79	3.58 years

Number of options
exercisable at
March 31, 2003	680 000	280 000	$0.35 - 0.50		$0.79	$3.33 years

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARIES
(formerly Adriatic Holdings Limited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 5- CONVERTIBLE DEBENTURES AND RELATED PARTY TRANSACTIONS

On May 6, 2002, Adriatic issued a convertible debenture to an unrelated party in the amount of $435,000, bearing interest at 7%, and principal and interest due December 1, 2003. The convertible debenture is convertible at the option of the debenture holder into units (consisting of one share of common stock and one warrant to purchase one share of common stock) at $1.00 per unit. The Company has accrued interest on the debenture through March 31, 2003 of $7,508. All accrued and unpaid interest is to be forgiven by the debenture holder if the debenture is converted. This debenture was considered to have an embedded beneficial conversion feature because the conversion price was less than the quoted market price at the time of the issuance. Accordingly, the beneficial conversion feature was valued separately and the intrinsic value, essentially interest, was recorded as a charge to operations in the amount of $108,750 with a corresponding credit to additional paid-in capital. This transaction occurred before the acquisition of Heartland by Adriatic and therefore, is not included in the accompanying statements of operations.

Amounts due to related parties on the accompanying balance sheet as of March 31, 2003, are $20,951. This amount due to related parties represents non-interest bearing advances from directors and shareholders, with no fixed terms of repayment.

During the three months ended March 31, 2003, the Company paid or accrued $11,000 in management fees and $6,000 in consulting fees to directors of the Company.

In October 2002, the Company converted a $200,000 note payable plus accrued interest into a convertible debenture in the amount of $222,448 bearing interest at 7% per annum and is due on December 31, 2004. The debenture is convertible on a dollar for dollar basis into a unit (one share of common stock and one common stock purchase warrant, exercisable at $2.00 per share), at the option of the holder, at any time commencing on January 1, 2003 until maturity. At March 31, 2003 the outstanding balance under this obligation was $239,238 which included $16,790 in accrued interest.

NOTE 6 - ADDITIONAL EVENTS

Subsequent to the quarter ended March 31, 2003, Heartland announced on April 16, 2003 that it has closed its earlier announced Reg S offering of 1,000,000 units at $1.40 per unit for total gross proceeds of $1,400,000. Proceeds from the offering are being used to advance the drilling of the Company's already initiated first five well pilot project, to acquire additional acreage and for general working capital.

In addition, to evidence their ongoing commitment to the Company's continued growth, the directors have individually agreed to enter into a "lock up" agreement with the Company, whereby notwithstanding the earlier announced S-8 filing, the directors have agreed to waive all rights to sell any shares issuable under their respective incentive option agreement until January 1, 2004.

Item 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks enumerated in the section entitled "Risk Factors", that may cause our actual results or the actual results in our industry, of our levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this quarterly report, the terms "we", "us", "our" and "Heartland" mean Heartland Oil and Gas Corp., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.

General

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

Corporate History

Our company, Heartland Oil and Gas Corp., was incorporated in the State of Nevada on July 9, 1998, under the name Adriatic Holdings Ltd.

On September 17, 2002 we acquired all of the issued and outstanding stock of Heartland Oil and Gas Inc., a private Nevada Corporation, from its stockholders in exchange for 12,212,429 shares of our common stock. As a result, the former stockholders of Heartland Oil and Gas Inc. own a majority of our outstanding stock. Therefore, for accounting purposes, Heartland Oil and Gas Inc. was deemed to have acquired Adriatic Holdings Ltd. Heartland Oil and Gas Inc. survives as our wholly-owned subsidiary. Heartland Oil and Gas Inc. is an oil and gas exploration company that has under lease approximately 165,000 acres in central Kansas where three test gas wells have been drilled.

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

In deciding to expand our Soldier Creek Prospect, we considered the following factors:

- Major gas lines exist (El Paso owned ANR Pipeline Co. runs directly through our gas leases) and have available capacity translating to access to markets.

- The Forest City area's flat, sparsely populated marginal ranch or farmland makes transportation and access less expensive, minimizing surface access costs.

- Known gas coals that are already established from conventional drilling, thereby reducing exploration and development risk.

- Surplus of equipment and very competitive environment further reduces drilling and completion costs.

- The abundance of depleted wells simplifies and reduces cost of water disposal from dewatering coals, as wastewater is re-injected into depleted wells.

- As full-scale development is implemented, drilling, completing, and operating costs should drop, further enhancing the project's economics.

- The area also contains a number of black shales, which are not included in the reserve and economic calculations but which generally will add to the amount of recoverable gas.

In February, 2003 we announced the commencement of our first coal bed methane pilot program on our acreage in the Forest City Basin, which program consists of four new wells surrounding our Engelke 16-18 discovery well. This program is in the final planning stages and the wells are expected to be drilled in the summer of 2003.

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

The following discussion of our plan of operations for the three months ended March 31, 2003 and 2002 should be read in conjunction with our most recent audited annual financial statements, which form part of our annual report on Form 10-KSB filed on April 1, 2003, the unaudited interim financial statements forming part of this quarterly report, and, in each case, the notes thereto.

Plan of Operations

Cash Requirements

Over the twelve month period ending March 31, 2004, we will require additional funds to implement our growth strategy in the gas exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Over the next twelve months we intend to use all available funds to continue our ongoing lease acquisition program and to expand on the exploration and development of our Soldier Creek Prospect, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$240,000
Acreage
Rentals	19,114

Operations
Acquire and work-over water disposal well	70,000
Compete Engelke well	65,000
Drill and complete 4 new pilot wells	685,000
Lease Operating Expense	84,000

Offering Expenses	236,886
Total	$1,400,000

Currently we have $67,772 in current liabilities and an outstanding convertible debenture with a face value of $435,000 bearing interest at 7% per annum. The convertible debenture is due December 1, 2003 and is convertible into common stock of our company at $1.00 per share at the holder's option. Our financial statements report an accumulated loss of $612,577 for the fiscal period ended March 31, 2003. For the three month period ended March 31, 2003 we report a net loss of $130,432.

We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. Management's plans in this regard is to raise additional capital through an equity offering. We are currently offering 2,000,000 units consisting of 1 common share and 1 warrant to purchase 1 share at $1.75. The units are being offered at $1.40 per share. We have only sold 1,000,000 units to date from that offering. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should we discontinue operations.

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

Product Research and Development

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending March 31, 2004.

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

RISK FACTORS

Much of the information included in this registration statement includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Those forward-looking statements also involve certain risks and uncertainties. Factors, risks and uncertainties that could cause or contribute to such differences include those specific risks and uncertainties discussed below and those discussed in our Form 10-KSB Annual Report for the year ended December 31, 2002. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

We have a limited operating history which raises substantial doubt about our ability to continue as a going concern.

Our company has a limited operating history and must be considered in the development stage. The success of the company is significantly dependent on a successful drilling, completion and production program. Our company's operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. There can be no assurance that our business plan will prove successful, and no assurance that we may be able to operate profitably, if at all.

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

Our ability to continue exploration and, if warranted, development of our properties will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, a portion of our interest in our properties may be lost to exploration partners or our properties may be lost entirely. We have limited financial resources and limited cash flow from operations and we are dependent for funds on our ability to sell our common shares, primarily on a private placement basis. There can be no assurance that we will be able to obtain financing on that basis in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors. The method of financing employed by us to date results in increased dilution to the existing shareholders each time a private placement is conducted.

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

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. Although we believe that we have funds sufficient to meet our immediate needs, we require further funds to finance the development of our company. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of our company. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

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

We have obtained title reports, but our properties may be subject to prior unregistered agreements, native land claims or transfers which have not been recorded or detected through title searches, resulting in a possible claim against any future revenues generated by such properties.

We have obtained title reports with respect to our oil and gas properties and believe our interests are valid and enforceable; however, these reports do not guarantee title against all possible claims. The properties may be subject to prior unregistered agreements, native land claims or transfers which have not been recorded or detected through title research. Additionally, the land upon which we hold oil and gas leases may not have been surveyed; therefore, the precise area and location of such interests may be subject to challenge. If the interests in our properties is challenged, we may have to expend funds defending any such claims and may ultimately lose some or all of any revenues generated from the properties if we lose our interest in such properties.

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

We understand that in 2003, subject to approval of the Securities and Exchange Commission, the NASDAQ Stock Market intends to phase-out the OTC Bulletin Board, and replace it with the "Bulletin Board Exchange" or "BBX". As proposed, the BBX will include an electronic trading system to allow order negotiation and automatic execution. The NASDAQ Stock Market has indicated its belief that the BBX will bring increased speed and reliability to trade execution, as well as improve the overall transparency of the marketplace. Specific criteria for listing on the BBX have not yet been finalized, and the BBX may provide for listing criteria which we do not meet. If the OTC Bulletin Board is phased-out and we do not meet the criteria established by the BBX, there may be no market on which our securities may be included. In that event, shareholders may have difficulty reselling any of the shares they own.

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

Exploration for economic reserves of oil and gas is subject to a number of risk factors. While the rewards to an investor can be substantial if an economically viable discovery is made, few of the properties that are explored are ultimately developed into producing oil and/or gas wells. Our properties are in the exploration and development stage only and are without proven reserves of oil and gas. There can be no assurance that we will establish commercial discoveries on any of our properties.

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

Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The marketability of oil and gas which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. The extent of these factors cannot be accurately predicted but the combination of these factors may result in our company not receiving an adequate return on invested capital.

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

The marketability of nature resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

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

24

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

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect the Company. Any or all of these situations may have a negative impact on one or more of the Company's ability to operate and/or its profitably.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out in evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer. Based upon that evaluation, the Company's President and Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Changes in Securities.

On February 7, 2003 we issued seventy thousand units to one investor, each unit comprised of one common share and one non-transferable share purchase warrant, each such warrant entitling the holder to acquire a further common share in the capital stock of our company on or before August 31, 2004 at a price of $1.75 per share. These funds were received by our company prior to December 31, 2002. We relied on the provisions of Regulation S promulgated under the Securities Act of 1933, as amended, for issuance of the units.

On March 10, 2003 we issued four hundred thousand units to one investor, each unit comprised of one common share and one non-transferable share purchase warrant, each such warrant entitling the holder to acquire a further common share in the capital stock of our company on or before August 31, 2004 at a price of $1.75 per share. We relied on the provisions of Regulation S promulgated under the Securities Act of 1933, as amended, for issuance of the units.

During the quarter ended March 31, 2003 we sold another two hundred and ninety units to one investor, each unit comprised of one common share and one non-transferable share purchase warrant, each such warrant entitling the holder to acquire a further common share in the capital stock of our company on or before August 31, 2004 at a price of $1.275 per share, but the common shares and warrants were not issued until after the quarter ended March 31, 2003.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

On February 27, 2003 we filed a current report on Form 8-K announcing that the name of our company changed to Heartland Oil and Gas Corp.

Consolidated Financial Statements Filed as a Part of the Quarterly Report

Our consolidated financial statements include:

Balance Sheets

Statements of Operations

Statements of Cash Flows

Statements of Stockholders' Equity

Notes to the Financial Statements

Exhibits Required by Item 601 of Regulation S-B

Exhibit Number/Description

Exhibit
Number Description

3.1* Articles of Incorporation (1)

3.2* Bylaws of Adriatic Holdings Ltd. (1)

3.3* Certificate of Amendment to Articles of Incorporation effective November 4, 2002 (2)

10.1* Share Exchange between Adriatic Holdings Ltd., Heartland Oil and Gas Inc. and the shareholders of Heartland Oil and Gas Inc., dated July 31, 2002 (3)

10.2* Form of Oil and Gas Lease (4)

21.1* Heartland Oil and Gas Inc., a company incorporated pursuant to the laws of the State of Nevada

99.1** Section 906 Certifications under Sarbanes-Oxley Act of 2002

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

(4) Incorporated by reference to the company's Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTLAND OIL AND GAS CORP.

By: /s/ Richard Coglon
Richard Coglon, President, Chief Executive Officer and Director
(Principal Executive Officer)
May 15, 2003

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

Date: May 15, 2003

By: /s/ Richard Coglon
Signature: Richard Coglon
President and Chief Executive Officer
(Principal Executive Officer)

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

Date: May 15, 2003

By: /s/ Robert Knight
Signature: Robert Knight
Secretary and Chief Financial Officer
(Principal Financial Officer)