Form 10QSB
period 2003-06-30
HEARTLAND OIL & GAS CORP
filed 2003-07-28
CIK 1075636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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
(Issuer's telephone number)
not applicable (Former name, former address and former fiscal year, if changed since last report)

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

20,932,265 common shares outstanding as at July 15, 2003

Transitional Small Business Disclosure Format (Check one):      Yes [X]     No [ ]

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited financial statements as of June 30, 2003 and for the three month periods ended June 30, 2003 and 2002 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARY
(A Development Stage Company)

BALANCE SHEETS

	June 30, 2003 (Unaudited)	December 31, 2002 (Audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,089,372	$86,475
Prepaid expenses	17,252	4,341
Accounts receivable	3,000	-

Total current assets	2,109,624	90,816

OIL AND GAS PROPERTIES, unproven (Note 2)	2,215,920	2,150,084

EQUIPMENT, net of accumulated depreciation of $1,274	10,158	3,041

TOTAL ASSETS	$4,335,702	$2,243,941

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$118,727	$64,256
Due to related parties (Note 5)	2,628	14,078
Convertible debentures (Note 5)	-	435,000

Total current liabilities	121,355	513,334

LONG-TERM DEBT
Convertible debenture - related party (Note 5)	-	235,399

TOTAL LIABILITIES	121,355	748,733

SHAREHOLDERS' EQUITY (Note 3)
Common stock - $0.001 per value, 100,000,000 shares authorized,
21,432,706 and 19,582,429 shares issued and outstanding, respectively	21,433	19,582
Additional paid-in capital	5,047,328	1,957,771
Deficit accumulated during the development stage	(854,414)	(482,145)

	4,214,347	1,495,208

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,335,702	$2,243,941

The accompanying notes are an integral part of these statements.

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2003 (Unaudited)	Six Months Ended June 30, 2002 (Unaudited)	Three Months Ended June 30, 2003 (Unaudited)	Three Months Ended June 30, 2002 (Unaudited)	Period from Inception (August 11, 2000) Through June 30, 2003 (Unaudited)

REVENUE	$-	$-	$-	$-	$-

EXPENSES
Professional fees	107,503	27,111	65,464	11,206	186,425
Management fees (Note 5)	18,000	12,000	7,000	6,000	64,000
Interest expense	7,520	24,073	3,681	12,506	52,327
Stock based compensation (Note 4)	67,978	-	67,978	-	287,578
Travel and promotion	43,329	15,012	18,714	15,012	73,218
Office rent	15,004	-	8,297	-	15,004
Consulting (Note 5)	36,927	11,237	28,674	4,283	68,609
General and administrative	76,393	14,797	42,414	7,443	108,993

Total operating expenses	372,654	104,230	242,222	56,450	856,154

Loss from operations	(372,654)	(104,230)	(242,222)	(56,450)	(856,154)

OTHER INCOME
Interest income	385	339	385	169	1,740

NET LOSS	$(372,269)	$(103,891)	$(241,837)	$(56,281)	$(854,414)

BASIC AND DILUTED NET
LOSS PER COMMON SHARE	$(0.02)	$(0.01)	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	20,035,584	11,697,070	20,300,682	11,332,429

The accompanying notes are an integral part of these statements

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

PERIOD FROM INCEPTION (AUGUST 11, 2000) TO JUNE 30, 2003

	Number of Common Shares	Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage

INCEPTION, August 11, 2000	$-	$-	$-	$-

Common stock issued at $0.005 per share	10,000,000	10,000	40,000	-
Common stock issued at $0.35 per share	1,332,429	1,332	465,018	-
Net loss	-	-	-	(10,004)

BALANCES, December 31, 2000	11,332,429	11,332	505,018	(10,004)

Net loss	-	-	-	(43,587)

BALANCES, December 31, 2001	11,332,429	11,332	505,018	(53,591)

Common stock issued at $0.50 per share	880,000	880	439,120	-
Recapitalization (Note 1)	7,090,000	7,090	402,313	-
Common stock issued at $1.40 per share	280,000	280	391,720	-
Issuance of stock warrants as compensation	-	-	219,600	-
Net loss	-	-	-	(428,554)

BALANCES, December 31, 2002	19,582,429	19,582	1,957,771	(482,145)

Common stock issued at $1.40 per share	720,000	720	1,007,280	-
Common stock issued at $0.50 per share	27,000	27	13,473	-
Conversion of debentures at $2.00	121,345	121	242,569	-
Conversion of debentures at $1.00	450,016	451	449,566	-
Common stock issued at $2.82 per share	531,916	532	1,499,471	-
Issuance of stock options as compensation	-	-	67,978	-
Less: share issue costs	-	-	(190,780)	-
Net loss	-	-	-	(372,269)

BALANCES, June 30, 2003	21,432,706	$21,433	$5,047,328	$(854,414)

The accompanying notes are an integral part of these statements.

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2003 (Unaudited)	Six Months Ended June 30, 2002 (Audited)	Three Months Ended June 30, 2003 (Audited)	Three Months Ended June 30, 2002 (Audited)	Period from Inception (August 11, 2000) Through June 30, 2003 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(372,269)	$(103,891)	$(241,837)	$(56,281)	$(854,414)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Accrued interest	22,308	23,655	10,960	12,505	36,197
Stock options issued as compensation	67,978	-	67,978	-	287,578
Depreciation, depletion and amortization	1,215	-	851	-	1,274
(Increase) decrease in exploration advance	-	6,719	-	-	-
Increase in prepaid expenses	(12,911)	(2,014)	(2,047)	64	(17,227)
(Increase) decrease in accounts receivable	(3,000)	-	(3,000)	-	(3,000)
Increase (decrease) in accounts payable
and accrued expenses	54,471	(43,460)	71,905	66,306	118,727

Net cash (used in) provided by
operating activities	(242,208)	(118,991)	(95,190)	22,594	(430,865)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(8,332)	-	(5,380)	-	(11,432)
Acquisition and exploration of oil and
gas properties	(65,836)	(371,788)	(28,900)	(267,530)	(2,215,920)

Net cash (used in) provided by
investing activities	(74,168)	(371,788)	(34,280)	(267,530)	(2,227,352)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in due to related parties	(11,450)	-	(18,323)	(3,000)	224,108
Recapitalization, net of $15,896 cash received	-	-	-	-	393,808
Proceeds from notes and loan payable	-	70,000	-	-	-
Repayment of loan payable	-	(50,000)	-	-	-
Proceeds from issuance of common stock	2,330,723	440,000	1,854,324	440,000	3,679,073
Proceeds from share subscriptions	-	-	(490,000)	(390,000)	-
Proceeds from long-term debt	-	380,000	-	380,000	450,600

Net cash (used in) provided by
financing activities	2,319,273	840,000	1,346,001	427,000	4,747,589

NET INCREASE (DECREASE) IN CASH	2,002,897	349,221	1,216,531	182,064	2,089,372

CASH, beginning of period	86,475	10,755	872,841	177,912	-

CASH, end of period	$2,089,372	$359,976	$2,089,372	$359,976	$2,089,372

The accompanying notes are an integral part of these statements

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARIES

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

The Company has accumulated a deficit at June 30, 2003 of $854,414. The ability of the Company to continue operations is contingent upon attaining profitable operations and obtaining additional debt and/or equity capital to fund its operations.

In September 2002, the Board of Directors approved a private offering of common stock of up to 2,000,000 units (each unit consisting of one warrant and one share of common stock) at a price of $1.40 per unit, for proceeds of up to $2,800,000.

In May 2003 the Company closed the "Regulation S" private placement of 1,000,000 units, at $1.40 for gross proceeds of $1,400,000.

On June 30, 2003 the following transactions occurred:

- The Company issued 121,345 units at a price of $2.00 for the conversion of $242,690 (including interest of $20,242) outstanding on a convertible debenture. Each unit consists of one share of common stock and one common stock purchase warrant, exercisable at $2.00 per share.

- The Company issued 531,916 units at $2.82 per unit for proceeds of $1,500,003 from a private placement. Each unit consisted of one share and one half share purchase warrant exercisable at $3.38 per warrant.

- A convertible debenture for $450,016 (including interest of $15,016) was converted into 450,016 units at a price of $1.00 per unit on June 30, 2003. Each unit consists of one share of common stock and one common stock purchase warrant, exercisable at $1.00 per share.

Proceeds from these offerings are being used to advance the drilling of the Company's already initiated first five well projects, to acquire additional acreage and for general working capital.

HEARTLAND OIL & GAS CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation

The accompanying consolidated financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of June 30, 2003, and the related statements of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with Heartland's audited financial statements and the related notes thereto included in the Company's Form 10-KSB filed with the Commission on March 31, 2003.

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Under this method, all costs of acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, geological expenditures, tangible and intangible development costs and direct internal costs, are capitalized as incurred. As of June 30, 2003, the Company has no properties with proven and probable reserves. Should the Company have properties with proven reserves, the cost of these oil and gas properties will be depleted and charged to operations using the unit-of-production method based on the ratio of current production to proved oil and gas reserves as estimated by independent engineering consultants.

Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the depletion computation until it is determined whether or not proved reserves can be assigned to the properties or whether impairment has occurred. If the results of a quarterly assessment indicate that the properties are impaired, the amount of the impairment along with the costs of drilling exploratory dry holes and geological and geophysical costs that cannot be directly associated with specific unevaluated properties are charged to operations for the period. The Company has not recorded any impairment charges through June 30, 2003. Should the Company have properties with proven reserves, the costs are added to the capitalized costs subject to depletion.

Internal costs not directly associated with acquisition, exploration and development activities are expensed as incurred. No internal costs are capitalized as of June 30, 2003.

Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash held at banks and all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARIES

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

NOTE 2- OIL AND GAS PROPERTIES, UNPROVED

The total costs incurred and excluded from amortization are summarized as follows:

	Acquisition Costs	Exploration Costs	Total
Costs incurred during periods ended:
June 30, 2003	$ 49,184	$ 16,652	$ 65,836
December 31, 2002	917,003	-	917,003
December 31, 2001	506,253	591,875	1,098,128
December 31, 2000	110,000	24,953	134,953

Totals	$ 1,582,440	$ 633,480	$ 2,215,920

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 3- SHAREHOLDERS' EQUITY

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

The Company sold 30,000 units at $1.40 for proceeds of $42,000 in May 2003. This sale concluded the "Regulation S" private placement of 1,000,000 units at $1.40 per unit.

During the quarter ended June 30, 2003, the Company issued 27,000 shares at $0.50 per share for proceeds of $13,500 from the exercise of stock options.

On June 30, 2003 the following transactions occurred:

  The Company issued 121,345 units at a price of $2.00 for the conversion of $242,690 (including interest of $20,242) outstanding on a convertible debenture. Each unit consists of one share of common stock and one common stock purchase warrant, exercisable at $2.00 per share.
  The Company issued 531,916 units at $2.82 per unit for proceeds of $1,500,003 from a private placement. Each unit consisted of one share and one half share purchase warrant exercisable at $3.38 per warrant.
  A convertible debenture for $450,016 (including interest of $15,016) was converted into 450,016 units at a price of $1.00 per unit on June 30, 2003. Each unit consists of one share of common stock and one common stock purchase warrant, exercisable at $1.00 per share.

As of June 30, 2003, none of the warrants had been exercised.

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED -FINANCIAL STATEMENTS
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

Information with respect to all options is as follows:

Total Options Available
	Compensation Plan	Other Options and Warrants	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Life

Balances at December 31,		-
2000	500,000		$0.35	$0.35	4.92 years
Granted	-	-	-	-
Forfeited	-	-	-	-

Balances at December 31,
2001	500,000	-	0.35	0.35	4.92 years
Granted	670,000	280,000	0.50 - 1.75	.87
Forfeited	-	-	-	-

Balances at December 31,
2002	1,170,000	280,000	0.35 - 1.75	0.69	3.58 years
Granted	100,000	1,557,319	0.50 - 3.38	1.80
Forfeited
Exercised	(27,000)		0.50	0.50

Balances at June 30,
2003	1,243,000	1,837,319	$0.35 - 3.38	$1.29	2.66 years

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Total Options Vested
	Compensation Plan	Other Options and Warrants	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Life

Number of options
exercisable
at December 31, 2001	500,000	-	$0.35	$0.35	4.92 years

Number of options
exercisable at
December 31, 2002	680,000	280,000	$0.35 - 0.50	$0.79	3.58 years

Number of options
exercisable at
June 30, 2003	875,500	1,837,319	$0.35 - 3.38	$1.37	2.47 years

To evidence their ongoing commitment to the Company's continued growth, the directors have individually agreed to enter into a "lock up" agreement with the Company, whereby notwithstanding the earlier announced S-8 filing, the directors have agreed to waive all rights to sell any shares issuable under their respective incentive option agreement until January 1, 2004.

The Company measured compensation costs under APB #25 based on the fair value of the options at June 12, 2003. The 50,000 options granted and vested in June 2003 had an exercise price of $0.50 when the market value of the underlying common stock was $3.40.

An additional 50,000 options were granted and vested in June 2003 and had an exercise price of $2.00 when the market value of the underlying common stock was $3.40.

As a result of the options granted and vested in June 2003, the Company recognized $67,978 in compensation costs.

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARIES

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

On June 30, 2003 the Company issued 450,016 units at a price of $1.00 per unit for the conversion of $450,016 (including interest of $15,016) outstanding on the convertible debenture.

Amounts due to related parties on the accompanying balance sheet as of June 30, 2003, are $2,628. This amount due to related parties represents non-interest bearing advances from directors and shareholders, with no fixed terms of repayment.

During the six months ended June 30, 2003, the Company paid or accrued $18,000 in management fees and $12,000 in consulting fees to directors of the Company.

In October 2002, the Company converted a $200,000 note payable plus accrued interest into a convertible debenture in the amount of $222,448 bearing interest at 7% per annum and is due on December 31, 2004. The debenture is convertible at $2.00 per unit (one share of common stock and one common stock purchase warrant, exercisable at $2.00 per share), at the option of the holder, at any time commencing on January 1, 2003 until maturity.

On June 30, 2003 the Company issued 121,345 units at $2.00 per unit for the conversion of $242,690 (including interest of $20,242) outstanding on this convertible debenture.

NOTE 6- SUBSEQUENT EVENTS

Subsequent to the quarter ended June 30, 2003, Heartland announced on July 14, 2003 that it has made application to list on the American Stock Exchange (AMEX).

On July 8, 2003 the Company issued 70,920 units at $2.82 per unit from a private placement of $199,994. Each unit consists of one share and one half share purchase warrant exercisable at $3.38 per warrant.

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

We are an exploration stage oil and gas company engaged in the exploration for and development of Coal Bed Methane in the "Soldier Creek Prospect" located in the Forest City Basin of northeast Kansas. Pursuant to several Oil and Gas Leases entered into with various parties, our "Soldier Creek" project encompasses approximately 165,000 acres of prospective frontier CBM Lands. Heartland Oil and Gas Inc. holds the leases for the lands and operates the project. The expiration dates for the leases range from dates in 2004 through 2007. Certain of the leases may be extended upon the exercise of options on the leases. For the years ending December 31, 2003, 2004 and 2005 we will be required to pay approximately $19,000 per year on the current leases.

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

We commenced our first coal bed methane pilot program on our acreage in the forest City Basin which program consisted of three wells including our Engelke 16-18 well. The Engelke well was drilled by Heartland Oil and Gas Inc. in the fall of 2001 and encountered 57 feet of coal. All three wells were logged and tested for permeability and were cased as potential coal bed producers.

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

The following discussion of our plan of operations for the three months ended June 30, 2003 and 2002 should be read in conjunction with our most recent audited annual financial statements, which form part of our annual report on Form 10-KSB filed on April 1, 2003, the unaudited interim financial statements forming part of this quarterly report, and, in each case, the notes thereto.

Plan of Operations

Cash Requirements

We plan on drilling a pilot program in the Engelke area, consisting of drilling new wells around our existing Engelke 16-18 well and completing all wells for potential coal bed methane. One of the new wells will be cored to allow us to estimate gas contents in the Engelke area. We also plan to acquire an existing well in the Engelke area to be used as a water disposal well for produced water from the pilot program. As we will be in a test period, no gathering systems or pipeline tie-in is planned at this time.

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

In order to proceed with our plans we attempted to raise funds by way of a private placement of equity securities in our company pursuant to exemptions from registration provided by Regulation S under the Securities Act of 1933. The offering consisted of units at a price of $1.40 per unit. Each unit consisted of one common share $0.001 par value and one warrant exercisable at $1.75 expiring August 30, 2004. In May, 2003 we closed the private placement having issued 1,000,000 units for gross proceeds of $1,400,000. The net proceeds received will be available to us as working capital to allow us to continue our ongoing lease acquisition program and to expand on the exploration and development of our Soldier Creek Prospect.

On June 24 and June 30, 2003, we sold an aggregate of 602,836 of our shares of our common stock and share purchase warrants to acquire an additional 301,418 shares of our common stock in a private placement. The private placement closed in two tranches. The first tranche of $1,500,000 closed on June 24, 2003 and involved the issuance of 531,916 shares of our common stock and share purchase warrants to acquire an additional 269,958 shares of our common stock. The share purchase warrants have an exercise price of $3.38 and expire on June 24, 2006. The second tranche of $200,000 closed on June 30, 2003 and involved the issuance of 70,920 shares of our common stock and share purchase warrants to acquire an additional 35,460 shares of our common stock. The share purchase warrants also have an exercise price of $3.38 and expire on June 30, 2006.

We had outstanding convertible debentures, which together with all outstanding accrued interest due was converted into shares of common stock on June 30, 2003.

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

As at June 30, 2003, we had $121,355 in current liabilities. Our financial statements report an accumulated loss of $428,554 for the fiscal period ended December 31, 2002 compared to an accumulated loss of $43,587 for the fiscal period ended December 31, 2001. Our accumulated loss increased to $854,414 during the period ended June 30, 2003 as we reported a net loss for the period of $372,654.

We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. In this regard we have raised additional capital through the equity offerings noted above. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

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

During the past three years we spent $633,480 on drilling and exploration costs on our Soldier Creek Prospect.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending June 30, 2004.

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

Item 2. Changes in Securities.

In May 2003, we issued 300,000 units to one investor, each unit comprised of one common share and one non-transferable share purchase warrant, each such warrant entitling the holder to acquire a further common share in the capital stock of our company on or before August 31, 2004 at a price of $1.75 per share. We relied on the provisions of Regulation S promulgated under the Securities Act of 1933, as amended for issuance of the units.

On June 24 and June 30, 2003, we sold to eight accredited investors an aggregate of 602,836 of our shares of our common stock and share purchase warrants to acquire an additional 301,418 shares of our common stock in a private placement relying on the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

On June 30, 2003, we issued to C.K. Cooper and Company, Inc., a broker dealer registered pursuant to section 15 of the Securities Exchange Act of 1934, a warrant to purchase up to 25,223 shares of our common stock, exercisable at any time during the three year period ending on June 30, 2006 at an exercise price of $3.38 per share. We issued these warrants pursuant to Rule 506 of Regulation D under the Securities Act of 1933, in partial payment of placement fees in connection with the sale of our common stock and share purchase warrants to the other selling stockholders. We also paid $144,000 in commissions to C.K. Cooper and Company, Inc.

On June 30, 2003 we issued 571,361 shares of our common stock to holders of convertible debentures pursuant to the exercise of the conversion feature of the debentures. We relied on the provisions of Regulation S promulgated under the Securities Act of 1933, as amended, for issuance of the shares upon the conversion.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

None

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

10.3* 2001 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan(5)

10.4* 2002 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan(5)

10.5* Additional 2002 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan(5)

10.6** Form of Subscription Agreement in connection with the offering of 602,836 units

10.7** Managing Dealers Agreement, dated June 19, 2003, between Heartland Oil and Gas Corp. and C.K. Cooper and Company, Inc.

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

(5) Incorporated by reference to the company's Form S-8 Registration Statement filed with the Securities and Exchange Commission on April 8, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTLAND OIL AND GAS CORP.

By: /s/ Richard Coglon
Richard Coglon, President, Chief Executive Officer and Director
(Principal Executive Officer)
July 28, 2003

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

Date: July 28, 2003

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

Date: July 28, 2003

By: /s/ Robert Knight
Signature: Robert Knight
Chief Financial Officer
(Principal Financial Officer)