Form 10QSB/A
period 2003-06-30
HEARTLAND OIL & GAS CORP
filed 2003-10-21
CIK 1075636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARY
(A Development Stage Company)

BALANCE SHEETS

	June 30, 2003 (Unaudited)	December 31, 2002 (Audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,089,372	$86,475
Prepaid expenses	17,252	4,341
Accounts receivable	3,000	-

Total current assets	2,109,624	90,816

OIL AND GAS PROPERTIES, unproven (Note 2)	2,215,920	2,150,084

EQUIPMENT, net of accumulated depreciation of $1,274	10,158	3,041

TOTAL ASSETS	$4,335,702	$2,243,941

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$118,727	$64,256
Due to related parties (Note 5)	2,628	14,078
Convertible debentures (Note 5)	-	435,000

Total current liabilities	121,355	513,334

LONG-TERM DEBT
Convertible debenture - related party (Note 5)	-	235,399

TOTAL LIABILITIES	121,355	748,733

SHAREHOLDERS' EQUITY (Note 3)
Common stock - $0.001 per value, 100,000,000 shares authorized,
21,432,706 and 19,582,429 shares issued and outstanding, respectively	21,433	19,582
Additional paid-in capital	5,219,700	1,957,771
Deficit accumulated during the development stage	 (1,026,786) 	(482,145)

	4,214,347	1,495,208

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,335,702	$2,243,941

The accompanying notes are an integral part of these statements.

SEE ACCOMPANYING NOTES

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF OPERATIONS

		Six Months Ended June 30, 2003 (Unaudited)	Six Months Ended June 30, 2002 (Unaudited)		Three Months Ended June 30, 2003 (Unaudited)	Three Months Ended June 30, 2002 (Unaudited)		Period from Inception (August 11, 2000) Through June 30, 2003 (Unaudited)

REVENUE		$-	$-		$-	$-		$-

EXPENSES
Professional fees		107,503	27,111		65,464	11,206		186,425
Management fees (Note 5)		18,000	12,000		7,000	6,000		64,000
Interest expense		7,520	24,073		3,681	12,506		52,327
Stock based compensation (Note 4)		240,350	-		240,350	-		459,950
Travel and promotion		43,329	15,012		18,714	15,012		73,218
Office rent		15,004	-		8,297	-		15,004
Consulting (Note 5)		36,927	11,237		28,674	4,283		68,609
General and administrative		76,393	14,797		42,414	7,443		108,993

Total operating expenses		545,026	104,230		414,594	56,450		1,028,526

Loss from operations		 (545,026) 	(104,230)		 (414,594) 	(56,450)		 (1,028,526)

OTHER INCOME
Interest income		385	339		385	169		1,740

NET LOSS	$	 (544,641) 	$(103,891)	$	 (414,209) 	$(56,281)	$	 (1,026,786)

BASIC AND DILUTED NET
LOSS PER COMMON SHARE	$	 (0.03) 	$(0.01)	$	 (0.02) 	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING		20,035,584	11,697,070		20,300,682	11,332,429

 The accompanying notes are an integral part of these statements

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

PERIOD FROM INCEPTION (AUGUST 11, 2000) TO JUNE 30, 2003

	Number of Common Shares	Stock Amount		Additional Paid-in Capital		Deficit Accumulated During the Development Stage

INCEPTION, August 11, 2000	$-	$-		$-		$-

Common stock issued at $0.005 per share	10,000,000	10,000		40,000		-
Common stock issued at $0.35 per share	1,332,429	1,332		465,018		-
Net loss	-	-		-		(10,004)

BALANCES, December 31, 2000	11,332,429	11,332		505,018		(10,004)

Net loss	-	-		-		(43,587)

BALANCES, December 31, 2001	11,332,429	11,332		505,018		(53,591)

Common stock issued at $0.50 per share	880,000	880		439,120		-
Recapitalization (Note 1)	7,090,000	7,090		402,313		-
Common stock issued at $1.40 per share	280,000	280		391,720		-
Issuance of stock warrants as compensation	-	-		219,600		-
Net loss	-	-		-		(428,554)

BALANCES, December 31, 2002	19,582,429	19,582		1,957,771		(482,145)

Common stock issued at $1.40 per share	720,000	720		1,007,280		-
Exercise of options at $0.50 per share	27,000	27		13,473		-
Conversion of debentures at $2.00	121,345	121		242,569		-
Conversion of debentures at $1.00	450,016	451		449,566		-
Common stock issued at $2.82 per share	531,916	532		1,499,471		-
Issuance of stock options as compensation	-	-		240,350		-
Less: share issue costs	-	-		(190,780)		-
Net loss	-	-		-		 (544,641)

BALANCES, June 30, 2003	21,432,706	$21,433	$	5,219,700	$	 (1,026,786)

The accompanying notes are an integral part of these statements.

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS


	Six Months Ended June 30, 2003 (Unaudited)	Six Months Ended June 30, 2002 (Unaudited)	Period from Inception (August 11, 2000) Through June 30, 2003 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(544,641)	$(103,891)	$(1,026,786)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Accrued interest	22,308	23,655	36,197
Stock options issued as compensation	240,350	-	459,950
Depreciation, depletion and amortization	1,215	-	1,274
(Increase) decrease in exploration advance	-	6,719	-
Increase in prepaid expenses	(12,911)	(2,014)	(17,227)
(Increase) decrease in accounts receivable	(3,000)	-	(3,000)
Increase (decrease) in accounts payable
and accrued expenses	54,471	(43,460)	118,727

Net cash (used in) provided by
operating activities	(242,208)	(118,991)	(430,865)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(8,332)	-	(11,432)
Acquisition and exploration of oil and
gas properties	(65,836)	(371,788)	(2,215,920)

Net cash (used in) provided by
investing activities	(74,168)	(371,788)	(2,227,352)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in due to related parties	(11,450)	-	224,108
Recapitalization, net of $15,896 cash received	-	-	393,808
Proceeds from notes and loan payable	-	70,000	-
Repayment of loan payable	-	(50,000)	-
Proceeds from issuance of common stock	2,330,723	440,000	3,679,073
Proceeds from share subscriptions	-	-	-
Proceeds from long-term debt	-	380,000	450,600

Net cash (used in) provided by
financing activities	2,319,273	840,000	4,747,589

NET INCREASE (DECREASE) IN CASH	2,002,897	349,221	2,089,372

CASH, beginning of period	86,475	10,755	-

CASH, end of period	$2,089,372	$359,976	$2,089,372


Supplemental disclosure for non-cash operating, financing and investing activities (Note 6)

The accompanying notes are an integral part of these statements

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Business and Going Concern

On April 10, 2002, Adriatic Holdings Limited ("Adriatic") entered into a letter of intent to acquire all of the shares of Heartland Oil and Gas Inc., a Nevada corporation ("Heartland"). Heartland was incorporated in the State of Nevada on August 11, 2000 and its principal business activity consists of exploration and development of oil and gas properties in the United States to determine whether they contain economically recoverable resources. The Company is currently in the development stage and has not generated significant revenues from its operations. Effective September 17, 2002, the acquisition of Heartland by Adriatic was completed through the issuance of one share of Adriatic common stock for each share of Heartland outstanding. At the time of the acquisition, Adriatic had 7,090,000 shares of common stock outstanding. Adriatic issued 12,212,429 shares of common stock to the shareholders of Heartland, and as a result, the Company had 19,302,429 shares of common stock outstanding immediately after the acquisition. As part of the exchange agreement, Adriatic changed its name to Heartland Oil & Gas Corp.

The consolidated financial statements include the accounts of Adriatic since the date of the reverse acquisition (September 17, 2002) and the historical accounts of its wholly owned subsidiary, Heartland Oil and Gas Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has accumulated a deficit at June 30, 2003 of $1,026,786. The ability of the Company to continue operations is contingent upon attaining profitable operations and obtaining additional debt and/or equity capital to fund its operations.

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
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation

The accompanying consolidated financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of June 30, 2003, and the related statements of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with Heartland's audited financial statements and the related notes thereto included in the Company's Form 10-KSB filed with the Commission .

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties.  Accordingly,  all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized  to the full cost pool.  As of June 30, 2003, the Company has no properties with proven  reserves. When the Company  obtains proven oil and gas reserves,  capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. If the future development of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be amortized. As of June 30, 2003, all of the Company's oil and gas properties were unproved and were excluded from amortization. At June 30, 2003, none of the Company's unproved oil and gas properties were considered impaired.

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions. No impairment existed as of June 30, 2003.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash held at banks and all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured at intrinsic value, which is the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock. See note 4 to the financial statements for additional disclosures relating to the Company's stock-based compensation.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".

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

Recent Accounting Pronouncements

 In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Such standard requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income. Upon adoption of SFAS No. 145, the Company will reclassify any extraordinary gains and losses on the extinguishments of debt recorded in prior periods to continuing operations. The adoption of SFAS 145 did not have a material effect on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on the Company's financial position or results of operations.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This standard amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This standard also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 are required to be included in the summary of significant accounting policies but since full disclosure of the Company's stock option activity is included in note 4, the disclosures are presented therein.

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2- OIL AND GAS PROPERTIES, UNPROVED

The total costs incurred and excluded from amortization are summarized as follows:

	Acquisition Costs	Exploration Costs	Total
Costs incurred during periods ended:
June 30, 2003	$49,184	$16,652	$65,836
December 31, 2002	917,003	-	917,003
December 31, 2001	506,253	591,875	1,098,128
December 31, 2000	110,000	24,953	134,953

Totals	$1,582,440	$633,480	$2,215,920

At June 30, 2003, all of the Company's oil and gas properties are considered unproven. Based on the status of the Company's exploration activities, including the drilling of test wells, management has determined that no impairment has occurred.

NOTE 3- SHAREHOLDERS' EQUITY

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
(Continued)

NOTE 3- SHAREHOLDERS' EQUITY (continued)

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

Information with respect to all options is as follows:

Total Options Available
	Compensation Plan	Other Options and Warrants	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Life

Balances at December 31,		-
2000	500 000		$0.35	$0.35	4.92 years
Granted	-	-	-	-
Forfeited	-	-	-	-

Balances at December 31,
2001	500 000	-	0.35	0.35	4.92 years
Granted	670 000	280 000	0.50 - 1.75	.87
Forfeited	-	-	-	-

Balances at December 31,
2002	1 170 000	280 000	0.35 - 1.75	0.69	3.58 years
Granted	100 000	1 557 319	0.50 - 3.38	1.80
Forfeited
Exercised	(27 000)		0.50	0.50

Balances at June 30,
2003	1 243 000	1 837 319	$0.35 - 3.38	$1.29	2.66 years

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Total Options Vested
	Compensation Plan	Other Options and Warrants	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Life

Number of options
exercisable
at December 31, 2001	500 000	-	$0.35	$0.35	4.92 years

Number of options
exercisable at
December 31, 2002	680 000	280 000	$0.35 - 0.50	$0.79	3.58 years

Number of options
exercisable at
June 30, 2003	858 000	1 837 319	$0.35 - 3.38	$1.37	2.47 years

To evidence their ongoing commitment to the Company's continued growth, the directors have individually agreed to enter into a "lock up" agreement with the Company, whereby notwithstanding the earlier announced S-8 filing, the directors have agreed to waive all rights to sell any shares issuable under their respective incentive option agreement until January 1, 2004.

The Company measured compensation costs under APB #25 based on the intrinsic value of the options at June 2, 2003. The 50,000 options granted  in June 2003 had an exercise price of $0.50 when the market value of the underlying common stock was $2.83.

An additional 50,000 options were granted  in June 2003 and had an exercise price of $2.00 when the market value of the underlying common stock was $2.83.

As a result of the options granted and vested in June 2003, the Company recognized $240,350  in compensation costs.

Had the Company measured compensation cost based on the fair value of the options at the grant date for 2003 and 2002 consistent with the method prescribed by SFAS 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:

	December 31 2002	June 30, 2003

Net loss, as reported	$(428,554)	$(544,641)

Add: Stock-based employee compensation expense included in reported
net income, net of related tax effects	219,600	240,350

Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects	(250,272)	(297,874)

Pro forma net loss	$(459,226)	$ (602,165)

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
	December 31, 2002	June 30, 2003

Earnings per share:
Basic and diluted earnings (loss) per common share
As reported	(0.03)	(0.03)
Pro forma	(0.03)	(0.03)

The fair value of each option grant was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions for 2003: risk-free interest rate of 2.8%; no dividend yield; expected life of 4.5 years; and volatility of 76%.

NOTE 5- CONVERTIBLE DEBENTURES AND RELATED PARTY TRANSACTIONS

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

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 6- SUPPLEMENTAL DISCLOSURE FOR NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES

On June 30, 2003, the Company issued 121,345 units at a price of $2.00 for the conversion of $242,690 (including interest of $20,242) outstanding on a convertible debenture. Each unit consists of one share of common stock and one common stock purchase warrant, exercisable at $2.00 per share.

A convertible debenture for $450,016 (including interest of $15,016) was converted into 450,016 units at a price of $1.00 per unit on June 30, 2003. Each unit consists of one share of common stock and one common stock purchase warrant, exercisable at $1.00 per share.

NOTE 7- SUBSEQUENT EVENTS

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

As at June 30, 2003, we had $121,355 in current liabilities. Our financial statements report an accumulated loss of $428,554 for the fiscal period ended December 31, 2002 compared to an accumulated loss of $43,587 for the fiscal period ended December 31, 2001. Our accumulated loss increased to $1,026,786 during the period ended June 30, 2003 as we reported a net loss for the period of $544,641.

We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. In this regard we have raised additional capital through the equity offerings noted above. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

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

10.5* Additional 2002 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan(5)

10.6** Form of Subscription Agreement in connection with the offering of 602,836 units

10.7** Managing Dealers Agreement, dated June 19, 2003, between Heartland Oil and Gas Corp. and C.K. Cooper and Company, Inc.

21.1* Heartland Oil and Gas Inc., a company incorporated pursuant to the laws of the State of Nevada

31** Section 302 Certifications under Sarbanes-Oxley Act of 2002

32** Section 906 Certifications under Sarbanes-Oxley Act of 2002

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
October 17,  2003
