Form 10KSB/A
period 2002-12-31
HEARTLAND OIL & GAS CORP
filed 2003-10-22
CIK 1075636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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
15
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

Recent Accounting Pronouncements

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

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This standard amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This standard also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. It is not expected that SFAS 148 will have a material effect on the Company's prior financial position or results of operations.

Application of Critical Accounting Policies

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

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of December 31. 2002, we have no properties with proven reserves. When we obtain proven oil and gas reserves capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined . If the future development of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be amortized.  As of December 31, 2002 and 2001, all of our oil and gas properties were unproved and were excluded from amortization. At December 31, 2002 and 2001, none of our unproved oil and gas properties were considered impaired.

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

We follow Statement of Financial Accounting Standards, ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires that an impairment loss be recognized when the carrying amount of an asset exceeds the expected future undiscounted net cash flows.  At December 31, 2002 and 2001 we had no long-lived assets excluding our oil and gas properties in which we account for under the full cost method (above).

Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in the statement of operations. Revenue and expenses are translated at the dates such items are recognized in the statement of operations.

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

Independent Auditor's Report of Spicer, Jeffries & Co., dated September 16, 2003.

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
(A Development Stage Company)

We have audited the consolidated balance sheet of Heartland Oil and Gas Corp. and Subsidiary (formerly Adriatic Holdings Limited) (A Development Stage Company) as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended and the cumulative amounts for the period from inception (August 11, 2000) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Oil and Gas Corp. and Subsidiary (formerly Adriatic Holdings Limited) (A Development Stage Company) as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended and the cumulative amounts for the period from inception (August 11, 2000) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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
September 16, 2003

HEARTLAND OIL AND GAS CORP. AND SUBSIDIARY
(formerly Adriatic Holdings Limited)
(A Development Stage Company)

BALANCE SHEETS

December 31,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash	$86 475	$10 755
Exploration advances	-	6 719
Prepaid expenses	4 341	1 618

Total current assets	90 816	19 092

OIL AND GAS PROPERTIES, unproven (Notes 1 and 7)	2 150 084	1 233 081

EQUIPMENT, net of accumulated depreciation of $59	3 041	-

	$2 243 941	$1 252 173

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$64 256	$133 181
Due to related parties (Note 2)	14 078	205 633
Convertible debentures (Note 5)	435 000	-

Total current liabilities	513 334	338 814

LONG-TERM DEBT:
Convertible debenture-related party (Note 2)	235 399	-
Note payable (Note 5)	-	450 600

Total long-term debt	235 399	450 600

COMMITMENTS (Note 7)

STOCKHOLDERS' EQUITY (Note 4):
Common stock, par value $.001, 100,000,000 shares authorized,
19,582,429 and 11,332,429 shares issued and outstanding, respectively	19 582	11 332
Additional paid-in capital	1 957 771	505 018
Deficit accumulated during the development stage	(482 145)	(53 591)

Total stockholders' equity	1 495 208	462 759

	$2 243 941	$1 252 173

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
 (Continued)
		Year Ended December 31, 2002	Year Ended December 31, 2001	Period From Inception (August 11, 2000) to December 31, 2002

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Accounts payable retired via long-term debt		$-	$229 446	$-

Note payable converted to convertible debenture		$201 510	$-	$-

The Company acquired 72% of the capital stock
of Adriatic Holdings Limited for 100% of the capital
of Heartland Oil & Gas, Inc. in a reverse acquisition.
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

HEARTLAND OIL AND GAS CORP. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Heartland Oil & Gas, Inc. (the "Company" or "Heartland") was incorporated under the laws of the State of Nevada on August 11, 2000. The Company's principal business activity consists of the acquisition, exploration and development of oil and gas properties to determine whether they contain economically recoverable resources. The Company's oil and gas properties are located primarily in Kansas. The Company is considered to be in the development stage, since revenues have not been attained and planned operations have not commenced. Activities through December 31, 2002 include the raising of capital through equity and debt financing, and acquiring undeveloped leasehold interests in the state of Kansas.

During 2002, Adriatic Holdings Limited ("Adriatic"), a public company based in the United States of America, acquired Heartland in a stock for stock exchange. The acquisition was accomplished on September 17, 2002 through the exchange of all of the outstanding shares of Heartland for 12,212,429 common shares of Adriatic representing a controlling interest in Adriatic. The acquisition of Heartland by Adriatic is considered a reverse acquisition and accounted for under the purchase method of accounting. Under reverse acquisition accounting, Heartland is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of Adriatic. Assets acquired and liabilities assumed are reported at their fair values and no adjustments were required to the carrying values since management considers the carrying values to approximate fair value.

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
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Stock Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25") and has adopted the disclosure only provisions of SFAS123. Accordingly, compensation for stock options is measured using the intrinsic value, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee is required to pay for the stock.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services".

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of December 31. 2002, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. If the future development of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be amortized. As of December 31, 2002 and 2001, all of the Company's oil and gas properties were unproved and were excluded from amortization.  At December 31, 2002 and 2001, none of the Company's unproved oil and gas properties were considered impaired.

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

Long-Lived Assets

The Company follows Statement of Financial Accounting Standards, ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires that an impairment loss be recognized when the carrying amount of an asset exceeds the expected future undiscounted net cash flows.  At December 31, 2002 and 2001 the Company had no long-lived assets excluding its oil and gas properties in which the Company accounts for under the full cost method (above).

Foreign Currency Translation

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

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

During the years ended December 31, 2002 and 2001, $30,000 and $12,000 in management fees were paid to certain officers and directors of the Company.

HEARTLAND OIL AND GAS CORP. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 3 - STOCK OPTIONS

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

Information with respect to all options is as follows:
	Compensation Plan	Other Options and Warrants	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Life

Balances at December 31, 2000	500 000	-	$0.35	$0.35	4.92 years
Granted	-	-	-	-
Forfeited	-	-	-	-

Balances at December 31, 2001	500 000	-	0.35	0.35	4.92 years
Granted	670 000	280 000	0.50 - 1.75	0.87
Forfeited	-	-	-	-

Balances at December 31, 2002	1 170 000	280 000	$0.35 - 1.75	$0.69	3.58 years

Number of options exercisable
at December 31, 2001	500 000	-	$0.35	$0.35	4.92 years

Number of options exercisable
at December 31, 2002	680 000	280 000	$0.35 - 0.50	$0.79	3.58 years

At December 31, 2002 and 2001 respectively, 430,000 and 1,100,000 share options were available for future grant under the Plan.

The Company measured compensation cost under APB #25 based on the intrinsic value of the options at the grant date for 2002. The 180,000 options granted and vested in December 2002 had an exercise price of $0.50 when the market value of the underlying common stock was $1.72 which resulted in compensation cost recognized by the Company $ 219,600.

HEARTLAND OIL AND GAS CORP. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 3 - STOCK OPTIONS (Continued)

Had the Company measured compensation cost based on the fair value of the options at the grant date for 2002 and 2001 consistent with the method prescribed by SFAS 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:

	2002	2001

Net loss, as reported	$(428 554)	$(43 587)

Add: Stock-based employee compensation expense included in reported net income, net of related tax affects	219,600	-

Deduct: Total stock-based employee compensation expenses determined under fair value based method for all awards, net of related tax effects	(297,874)	-

Pro forma net loss	$(506,828)	$(43 587)

Earnings per share:
Basic and diluted earnings (loss) per common share
As reporoted	(0.03)	*
Pro forma	(0.03)	*


The fair value of each option grant was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions for 2002: risk-free interest rate of 2.8%; no dividend yield; expected lives of 4.5 to 5 years; and volatility of 76%.


NOTE 4- SHAREHOLDERS' EQUITY

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

 NOTE 6 - INCOME TAXES

As of December 31, 2002, the Company had approximately $324,000 in pretax U.S. federal and state net operating loss carryforwards, expiring through the year 2020. A portion of such net operating loss carryforwards were incurred prior to the September 17, 2002, the reverse acquisition date of the Company, and as such, management of the Company anticipates restrictions on the use of these carryforwards due to provisions of Section 382 of the U.S. Internal Revenue Code.

In addition, the tax effects of temporary differences give rise to significant portions of deferred tax assets. These differences of approximately $341,000 are primarily attributable to the deduction of stock based and debt issuer compensation for financial reporting purposes and not U.S. income tax purposes.

The deferred tax assets that result from such operating loss carryforwards and temporary differences of approximately $256,000 and $41,000 at December 31, 2002 and 2001, respectively, have been fully reserved for in the accompanying consolidated financial statements as follows. For the years ended December 31, 2002 and 2001, the valuation allowance established against the deferred tax assets increased by $215,000 and $30,000, respectively.

	2002	2001
Deferred tax liabilities	$-	$-

Deferred tax assets:
Net operating loss deduction	125 000	41,000
Stock based compensation	131 000	-

	256 000	41 000
Total deferred tax assets	 (256 000) 	 (41 000)

Valuation allowances	$-	$-

HEARTLAND OIL AND GAS CORP. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 - INCOME TAXES (continued)

Reconciliation of the differences between the statutory tax rate and the effective tax rate is as follows:

	2002	2003

Federal statutory tax (benefit) rate	(34%)	(34%)

State taxes, net of federal tax (benefit) rate	(4.57%)	(4.57%)

Effective tax rate	(38.5%)	(38.5%)

Valuation allowance	38.5%	38.5%

Effective income tax rate	$-	$-


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

At December 31, 2002, all of the Company's oil and gas properties are considered unproven. Based no the status of the Company's exploration activities, including the drilling of test wells, management has determined that no impairment has occurred.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

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

10.3** Form of Oil and Gas Lease with Option

21.1* Heartland Oil and Gas Inc., a company incorporated pursuant to the laws of the State of Nevada


31.1 Section 302 Certification under Sarbanes-Oxley Act of 2002 for Richard Coglon

31.2 Section 302 Certification under Sarbanes-Oxley Act of 2002 for Robert Knight

32.1 Section 906 Certification under Sarbanes-Oxley Act of 2002 for Richard Coglon

32.2 Section 906 Certification under Sarbanes-Oxley Act of 2002 for Robert Knight

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
October 22, 2003

/s/ Robert Knight
Robert Knight, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
October 22, 2003

/s/ Donald Sharpe
Donald Sharpe, Director
October 22,  2003

/s/ Randall Buchamer
Randall Buchamer, Director
October 22, 2003

/s/ Michael Bodino
Michael Bodino, Director
October 22,  2003
