Form 10QSB
period 2003-09-30
HEARTLAND OIL & GAS CORP
filed 2003-11-14
CIK 1075636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

24,276,320 common shares outstanding as at October 28, 2003

Transitional Small Business Disclosure Format (Check one):      Yes [X]     No [ ]

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited financial statements as of September 30, 2003 and for the three month periods ended September 30, 2003 and 2002 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

HEARTLAND OIL & GAS CORP.

AND SUBSIDIARY
(A Development Stage Company)

BALANCE SHEETS

	September 30, 2003 (Unaudited)	December 31, 2002 (Audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,429,425	$86,475
Due from related parties (Note 4)	19,711	-
Prepaid expenses	41,110	4,341

Total current assets	9,490,246	90,816

OIL AND GAS PROPERTIES, unproven (Note 2)	2,987,305	2,150,084

EQUIPMENT, net of accumulated amortization of $2,144	17,561	3,041

TOTAL ASSETS	$12,495,112	$2,243,941

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$200,457	$64,256
Due to related parties (Note 4)	-	14,078
Convertible debentures (Note 4)	-	435,000

Total current liabilities	200,457	513,334

LONG-TERM DEBT
Convertible debenture - related party (Note 4)	-	235,399

TOTAL LIABILITIES	200,457	748,733

SHAREHOLDERS' EQUITY (Note 3)
Common stock - $0.001 per value, 100,000,000 shares authorized,
24,268,321 and 19,582,429 shares issued and outstanding, respectively	24,268	19,582
Additional paid-in capital	13,642,626	1,957,771
Deficit accumulated during the development stage	(1,372,239)	(482,145)

	12,294,655	1,495,208

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,495,112	$2,243,941

The accompanying notes are an integral part of these statements.

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2003 (Unaudited)	Nine Months Ended September 30, 2002 (Unaudited)	Three Months Ended September 30, 2003 (Unaudited)	Three Months Ended September 30, 2002 (Unaudited)	Period from Inception (August 11, 2000) Through September 30, 2003 (Unaudited)

REVENUE	$-	$-	$-	$-	$-

EXPENSES
Professional fees	146,872	47,148	39,369	20,037	225,794
Management fees (Note 4)	33,020	18,000	15,020	6,000	79,020
Interest expense	7,291	42,116	(229)	18,043	52,098
Stock based compensation (Note 1)	347,863	-	107,513	-	567,463
Travel and promotion	174,928	14,713	131,599	2,101	204,817
Office rent	23,178	-	8,174	-	23,178
Consulting (Note 4)	34,417	13,237	(2,510)	2,000	66,099
General and administrative	128,948	21,218	52,555	4,021	161,548

Total operating expenses	896,517	156,432	351,491	52,202	1,380,017

Loss from operations	(896,517)	(156,432)	(351,491)	(52,202)	(1,380,017)

OTHER INCOME
Interest income	6,423	356	6,038	17	7,778

NET LOSS	$(890,094)	$(156,076)	$(345,453)	$(52,185)	$(1,372,239)

BASIC AND DILUTED NET
LOSS PER COMMON SHARE	$(0.04)	$(0.01)	$(0.02)	$( * )

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	20,898,928	12,215,506	22,590,346	13,235,472

*Less than $0.01 per share

The accompanying notes are an integral part of these statements

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

PERIOD FROM INCEPTION (AUGUST 11, 2000) TO SEPTEMBER 30, 2003

	Number of Common Shares	Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage

INCEPTION, August 11, 2000	-	$-	$-	$-

Common stock issued at $0.005 per share	10,000,000	10,000	40,000	-
Common stock issued at $0.35 per share	1,332,429	1,332	465,018	-
Net loss	-	-	-	(10,004)

BALANCES, December 31, 2000	11,332,429	11,332	505,018	(10,004)

Net loss	-	-	-	(43,587)

BALANCES, December 31, 2001	11,332,429	11,332	505,018	(53,591)

Common stock issued at $0.50 per share	880,000	880	439,120	-
Recapitalization (Note 1)	7,090,000	7,090	402,313	-
Common stock issued at $1.40 per share	280,000	280	391,720	-
Issuance of stock warrants as compensation	-	-	219,600	-
Net loss	-	-	-	(428,554)

BALANCES, December 31, 2002	19,582,429	19,582	1,957,771	(482,145)

Common stock issued at $1.40 per share	720,000	720	1,007,280	-
Exercise of options at $0.50 per share	37,000	37	18,463	-
Conversion of debentures at $2.00	121,345	121	242,569	-
Conversion of debentures at $1.00	450,016	450	449,566	-
Common stock issued at $2.82 per share	602,836	603	1,699,395	-
Common stock issued at $3.20 per share	2,754,695	2,755	8,812,268
Issuance of stock options as compensation	-	-	347,863	-
Less: share issue costs	-	-	(892,549)	-
Net loss	-	-	-	(890,094)

BALANCES, September 30, 2003	24,268,321	$24,268	$13,642,626	$(1,372,239)

The accompanying notes are an integral part of these statements.

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2003 (Unaudited)	Nine Months Ended September 30, 2002 (Unaudited)	Period from Inception (August 11, 2000) Through September 30, 2003 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(890,094)	$(156,076)	$(1,372,239)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Accrued interest	22,308	42,116	36,197
Stock options issued as compensation	347,863	-	567,463
Depreciation, depletion and amortization	2,085	-	2,144
(Increase) in due from related parties	(19,711)	-	(19,711)
(Increase) decrease in exploration advance	-	6,719	-
(Increase) decrease in other assets	-	(1,528)	-
Increase in prepaid expenses	(36,769)	-	(41,085)
(Increase) decrease in accounts receivable	-	-	-
Increase (decrease) in accounts payable
and accrued expenses	136,201	(50,099)	200,457

Net cash (used in) provided by
operating activities	(438,117)	(158,868)	(626,774)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired upon reverse acquisition with Adriatic	-	20,492	-
Purchase of computer equipment	(16,605)	-	(19,705)
Acquisition and exploration of oil and
gas properties	(837,221)	(859,026)	(2,987,305)

Net cash (used in) provided by
investing activities	(853,826)	(838,534)	(3,007,010)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in due to related parties	(14,078)	17,983	221,480
Recapitalization, net of $15,896 cash received	-	-	393,808
Proceeds from notes and loan payable	-	580,000	-
Repayment of loan payable	-	-	-
Proceeds from issuance of common stock	10,648,971	440,000	11,997,321
Proceeds from share subscriptions	-	-	-
Proceeds from long-term debt	-	-	450,600

Net cash (used in) provided by
financing activities	10,634,893	1,037,983	13,063,209

NET INCREASE (DECREASE) IN CASH	9,342,950	40,581	9,429,425

CASH, beginning of period	86,475	10,755	-

CASH, end of period	$9,429,425	$51,336	$9,429,425

Supplemental disclosure for non-cash operating, financing and investing activities (Note 5)

The accompanying notes are an integral part of these statements

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Business and Going Concern

On April 10, 2002, Adriatic Holdings Limited ("Adriatic") entered into a letter of intent to acquire all of the shares of Heartland Oil and Gas Inc., a Nevada corporation ("Heartland"). Heartland was incorporated in the State of Nevada on August 11, 2000 and its principal business activity consists of exploration and development of oil and gas properties in the United States to determine whether they contain economically recoverable resources. The Company is currently in the development stage and has not generated significant revenues from its operations. Effective September 17, 2002, the acquisition of Heartland by Adriatic was completed through the issuance of one share of Adriatic common stock for each share of Heartland outstanding. At the time of the acquisition, Adriatic had 7,090,000 shares of common stock outstanding. Adriatic issued 12,212,429 shares of common stock to the shareholders of Heartland, and as a result, the Company had 19,302,429 shares of common stock outstanding immediately after the acquisition. As part of the exchange agreement, Adriatic changed its name to Heartland Oil & Gas Corp.

The consolidated financial statements include the accounts of Adriatic since the date of the reverse acquisition (September 17, 2002) and the historical accounts of its wholly owned subsidiary, Heartland Oil and Gas Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has accumulated a deficit at September 30, 2003 of $1,372,239. The ability of the Company to continue operations is contingent upon attaining profitable operations and obtaining additional debt and/or equity capital to fund its operations.

In September 2002, the Board of Directors approved a private offering of common stock of up to 2,000,000 units (each unit consisting of one warrant and one share of common stock) at a price of $1.40 per unit, for proceeds of up to $2,800,000.

In May 2003 the Company closed the "Regulation S" private placement of 1,000,000 units, at $1.40 for gross proceeds of $1,400,000.

On July 14, 2003 the Company announced that it made its application to list on the American Stock Exchange (AMEX). AMEX approval for the listing is pending.

During the nine month period ended September 30, 2003 the following transactions occurred:

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
  The Company issued 70,920 units at $2.82 per unit for proceeds of $199,994 from a private placement. Each unit consisted of one share and one half share purchase warrant exercisable at $3.38 per warrant for three years.

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Organization, Business and Going Concern

  The Company issued 2,754,695 units at $3.20 per unit for proceeds of $8,815,023 from a private placement. Each unit consisted of one share and one half share purchase warrant exercisable at $3.84 per warrant for three years.

Proceeds from these offerings are being used to advance the drilling of the Company's already initiated first five well projects, to acquire additional acreage and for general working capital.

Basis of Presentation

The accompanying consolidated financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of September 30, 2003, and the related statements of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with Heartland's audited financial statements and the related notes thereto included in the Company's Form 10-KSB filed with the Commission.

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of September 30, 2003, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. If the future development of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be amortized. As of September 30, 2003, all of the Company's oil and gas properties were unproved and were excluded from amortization. At September 30, 2003, none of the Company's unproved oil and gas properties were considered impaired.

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions. No impairment existed as of September 30, 2003.

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
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured at intrinsic value, which is the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".

Had the Company measured compensation cost based on the fair value of the options at the grant date for the three and nine month ended September 30, 2003 consistent with the method prescribed by SFAS 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:
	Three Month Period Ended September 30, 2003	Nine Month Period Ended September 30, 2003

Net loss, as reported	$ (345,453)	$ (890,094)

Add: Stock-based employee compensation expense included in reported
net income, net of related tax effects	107,513	347,863

Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects	(126,291)	(424,165)

Pro forma net loss	$ (364,231)	$ (966,396)

	Three Month Period Ended September 30, 2003	Nine Month Period Ended September 30, 2003

Earnings per share:
Basic and diluted earnings (loss) per common share
As reported	$ (0.02)	$ (0.04)
Pro forma	(0.02)	(0.05)

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

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." This standard amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This standard also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 are required to be included in the summary of significant accounting policies.

In May, 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not effect the Company's financial position or results of operations.

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2- OIL AND GAS PROPERTIES, UNPROVED

The total costs incurred and excluded from amortization are summarized as follows:

	Acquisition Costs	Exploration Costs	Total
Costs incurred during periods ended:
September 30, 2003	$ 250,942	$ 586,279	$837,221
December 31, 2002	917,003	-	917,003
December 31, 2001	506,253	591,875	1,098,128
December 31, 2000	110,000	24,953	134,953

Totals	$ 1,784,198	$ 1,203,107	$ 2,987,305

At September 30, 2003, all of the Company's oil and gas properties are considered unproven. Based on the status of the Company's exploration activities, including the drilling of test wells, management has determined that no impairment has occurred.

NOTE 3- SHAREHOLDERS' EQUITY

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

In the nine month period ended September 30, 2003 the following transactions occurred:

  The Company issued 121,345 units at a price of $2.00 for the conversion of $242,690 (including interest of $20,242) outstanding on a convertible debenture. Each unit consists of one share of common stock and one common stock purchase warrant, exercisable at $2.00 per share.
  The Company issued 602,836 units at $2.82 per unit for proceeds of $1,700,003 from a private placement. Each unit consisted of one share and one half share purchase warrant exercisable at $3.38 per warrant.

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
  The Company issued 2,754,695 units at $3.20 per unit for proceeds of $8,815,023 from a private placement. Each unit consists of one share and one half share purchase warrant exercisable at $3.84 per warrant for three years.
  For the nine month period ended September 30, 2003 the Company issued 37,000 shares at $0.50 per share for proceeds of $18,500 from the exercise of stock options.

As of September 30, 2003, none of the warrants had been exercised.

NOTE 4- CONVERTIBLE DEBENTURES AND RELATED PARTY TRANSACTIONS

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

Amounts due from related parties on the accompanying balance sheet as of September 30, 2003, are $19,711. This amount due from related parties represents non-interest bearing advances to directors and shareholders, with no fixed terms of repayment.

During the nine months ended September 30, 2003, the Company paid or accrued $33,000 in management fees and $18,000 in consulting fees to directors of the Company.

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
(Continued)

NOTE 4- CONVERTIBLE DEBENTURES AND RELATED PARTY TRANSACTIONS (continued)

On June 30, 2003 the Company issued 121,345 units at $2.00 per unit for the conversion of $242,690 (including interest of $20,242) outstanding on this convertible debenture.

 NOTE 5- SUPPLEMENTAL DISCLOSURE FOR NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES

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

NOTE 6- SUBSEQUENT EVENTS

Subsequent to the quarter ended September 30, 2003, Heartland announced that it has entered into agreements in principle relating to the issuance and sale of 995,305 units at a purchase price of $3.20 per unit for total aggregate proceeds of $3,184,976. Each unit is comprised of one share of Series A Preferred convertible shares and one stock purchase warrant to purchase one-half of one share of common stock for the additional consideration of $3.84 per share. Each preferred share is convertible into one common share for no additional consideration. The closing of the preferred share offering is subject to the Company entering into definitive agreements and amending its authorized capital to create the class of preferred shares, which received shareholder approval. The preferred shares will not bear interest.

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

Our Current Business

On April 10, 2002 we entered into a letter of intent to acquire all of the shares of Heartland Oil and Gas Inc., a private Nevada corporation. On July 31, 2002 we entered into a formal Share Exchange Agreement with Heartland Oil and Gas Inc. and its shareholders. On September 17, 2002 we acquired all of the issued and outstanding stock of Heartland Oil and Gas Inc. from its stockholders in exchange for 12,212,429 shares of our common stock. As a result, the former stockholders of Heartland Oil and Gas Inc. own a majority of our outstanding stock. Therefore, for accounting purposes, Heartland Oil and Gas Inc. was deemed to have acquired Adriatic Holdings Ltd. Heartland Oil and Gas Inc. survives as our wholly-owned subsidiary.

We are an exploration stage oil and gas company engaged in the exploration for and development of Coal Bed Methane in the "Soldier Creek Prospect" located in the Forest City Basin of northeast Kansas. Pursuant to several Oil and Gas Leases entered into with various parties, our "Soldier Creek" project encompasses approximately 165,000 acres of prospective frontier coal bed methane lands. Heartland Oil and Gas Inc. holds the interests in the leases for the lands and operates the project. The expiration dates for the leases range from dates in 2004 through 2007. Certain of the leases may be extended upon the exercise of options on the leases. For the years ending December 31, 2003, 2004 and 2005 we will be required to pay approximately $19,000 per year on the current leases.

Heartland Oil and Gas Inc. signed a letter agreement dated August 25, 2000 with Topeka-Atchinson Gas & Illuminating LLC, whereby Heartland Oil and Gas Inc. engaged Topeka-Atchinson Gas & Illuminating LLC to identify three exploration areas within the Forest City Basin and to provide a detailed budget for the anticipated cost of a one-well exploration program for each exploration area and a four-well pilot program. In consideration Heartland Oil and Gas Inc. advanced a non-refundable deposit of $20,000 to Topeka-Atchinson Gas & Illuminating LLC. The letter agreement provided for:

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

The Soldier Creek area was chosen when a privately funded, proprietary analysis of historical drilling logs from previous drilling of deeper hydrocarbon targets revealed the existence of significant coal beds to the North and West of where coal bed methane production was currently being successfully developed. This analysis also indicated that the coal bed thickness at Soldier Creek was more than four times greater than the coal beds being exploited nearby. The logs used to map the thickness of these coal beds are not capable of indicating the productivity from the coal beds. Further adding to the area's potential, was its proximity to a ready market and gas pipelines.

We commenced our exploration program consisting of three wells including our Engelke 16-18 well. The Engelke well was drilled by Heartland Oil and Gas Inc. in the fall of 2001 and encountered 57 feet of coal. Two of the three wells were logged and tested for permeability and all three were cased as potential coal bed producers. To test for permeability, we hired Production Enhancement & Reservoir Management, LLC to conduct injection falloff tests on selected coal seam intervals in the two wells. At the Engelke 16-18 well two separate injection falloff tests were conducted. The first test consisted of three seams near the bottom of the well; a 3 foot thick seam at 2,378 feet, a 2 foot seam at 2,406 feet, and a 3 foot seam at 2,429 feet. The second test targeted a single coal seam 4 feet thick at 1,832 feet. In each test the coal seam was perforated and fresh water was injected at high pressure and the pressure was then allowed to falloff. A pressure modeling program was then used to estimate the coal seam permeability to water. This resulted in an estimated permeability of 12.68 millidarcies (md) for the lower coals and 22.5 md for the upper coal.

At the Trout 10-2 well, two falloff tests were conducted. In the first test, 3 coal seams near the bottom of the well were tested; a 3 foot seam at 1,491 feet, a 2 foot seam at 1,500 feet and a 3 foot seam at 1,510 feet. The coal seam permeability to water was estimated at 40.14 md. It was noted that the permeability in this well could be as high as 105.3 md. In the second test, a single coal seam 3 foot thick at 1,039 feet was tested and permeability was found to be 0.187 md.

No flow tests were conducted as part of the injection falloff testing. The report provided by the contractor concluded that the coal seams in these wells will require hydraulic fracturing for commercial coalbed methane development.

During September and October 2001 Heartland Oil and Gas Inc. drilled the three test wells to test the relative coal thickness, permeability, porosity and gas content. Coal thickness and porosity are estimated from well logs and permeability is estimated through injection fall off tests. Gas content is estimated through desorption and adsorption tests on coal cores. In order to conduct a desorption test, coal core samples are saved in airtight canisters at the well site, are opened in the lab and the amount of gas that may be recovered from the coal at various pressures is measured. These tests are done using a constant temperature as close to reservoir temperature as possible. An estimate must also be made for the amount of gas lost before the coal samples were put into the canisters prior to testing.

Adsorption tests measure the ultimate amount of gas the coal can hold. These tests measure the amount of gas that the coal can hold by injecting gas into the coal at increasing pressures. These tests are also run at reservoir temperature. The adsorption test typically shows a higher gas content than that measured in the desorption test, suggesting that the coals are somewhat under saturated with gas compared to the maximum amount of gas they could hold. If so, the pressure must be lowered to that corresponding to the gas content from the desorption test, which is typically done by producing water from the coal. Most coal bed methane wells need some dewatering in order to produce as gas.

The coal thickness, permeability, porosity and gas content data from the various wells drilled was sent to Schlumberger's Holditch Reservoir Technologies for input into their "Coal GAS Simulator" program. The results compelled us to embark on a land acquisition program with the objective of acquiring enough acreage to develop several thousand coal bed methane wells. As of September 30, 2003, our subsidiary has interests in lease agreements covering approximately 165,000 acres covering the coal bed methane fairway. This acreage is held under leases which have terms of between 3 and 5 years.

In July, 2003 we undertook the drilling of a four well pilot program surrounding the Engelke 16-18 well, the westernmost of our three initial test wells. The four further wells have been drilled, logged and cased. All of these wells are considered exploration wells until gas production is established.

With the results from our economic modeling, we decided to begin aggressively acquiring acreage, concentrating on the North Engelke area, which mapping shows to be the thickest part of the basin. Coal thicknesses here are up to 4 times thicker than in the Cherokee basin to the south, where there are active coal bed methane operations. Many of the coals in the Cherokee basin are present at Engelke, but Engelke also has many more coal seams. Of our existing 165,000 acres under lease, approximately 140,000 are in the Engelke area. We have a 100% working interest in all of these leases. The net revenue interest of these leases if 84.5%, so our net acreage is approximately 139,425 acres.

In deciding to expand our Soldier Creek Prospect, we considered the following factors:

-Major gas lines exist (El Paso owned ANR Pipeline Co. runs directly through our gas leases) and many have available capacity translating to access to markets.

-The Forest City area's flat, sparsely populated marginal ranch or farmland makes transportation and access less expensive, minimizing surface access costs.

-Known gas coals that are already established from conventional drilling, thereby reducing exploration and development risk. Our mapping of the existing wells in this area shows the presence of a number of coals in the shallow part of the basin. Drilling records, when available, often show gas as these coals are penetrated.

-The abundance of depleted wells simplifies and reduces cost of water disposal from dewatering coals, as wastewater is re-injected into depleted wells.

-As full-scale development is implemented, drilling, completing, and operating costs are anticipated to drop, further enhancing the project's economics.

-The area also contains a number of black shales, which are not included in the reserve and economic calculations but which may add to the amount of recoverable gas.

The Coal Bed Methane Industry

During the past decade coal bed methane has emerged as a viable source of natural gas compared to the late 1980s when there was no significant production outside of the still dominant San Juan Basin, in northwestern New Mexico, and the Black Warrior Basin in Alabama and Mississippi. As noted in USGS Fact Sheet FS-123-00 of October 2000, coal bed methane production accounted for 7% of US natural gas production or approximately 3.6 billion cubic feet (Bcf) of gas per day or an annual 1.35 trillion cubic feet (Tcf) of gas from over 14,000 producing wells.

We believe the success of coal bed methane developments has been largely the result of improved drilling and completion techniques, better hydraulic fracture designs and significant cost reductions as a result of highly dependable gas content and coal bed methane reservoir performance analysis. Also aiding this sector's growth is the apparent shortage of quality domestic conventional exploration and development projects. In comparison, according to USGS Fact Sheet FS-123-00 of October 2000, total "unconventional" coal bed methane resource across America's 25 basins (lower US) is estimated to be roughly 700 trillion cubic feet (Tcf) of which 14% or 100 Tcf is considered technically recoverable with existing technology. Technically recoverable gas volumes do not necessarily qualify as proved reserves and we do not have any proved coal bed methane reserves at this time. We also believe that propelling the coal bed methane production growth is its relatively low finding and development costs. Coal bed methane fields are often found where deeper conventional oil and gas reservoirs have already been developed, therefore, considerable exploration-cost-reducing geologic information is often readily available. This available geological information, combined with coal bed methane reservoirs' comparatively shallow locations, reduces finding and developing costs.

Coal Bed Methane

Natural gas normally consists of 80% or more methane with the balance comprising such hydrocarbons as butane, ethane and propane. In some cases it may contain minute quantities of highly poisonous hydrogen sulfide, referred to as "sour gas". Coal bed methane is, generally, a sweet gas consisting of 95% methane and thus is normally of pipeline quality. Coal bed methane is considered an unconventional natural gas resource because it does not rely on 'conventional' trapping mechanisms, such as a fault or anticline, or stratigraphic traps. Instead coal bed methane is "adsorbed" or attached to the molecular structure of the coals - an efficient storage mechanism as coal bed methane coals can contain as much as seven times the amount of gas typically stored in a conventional natural gas reservoir such as sandstone or shale. The adsorbed coal bed methane is kept in place as a result of a pressure equilibrium often from the presence of water. Thus the production of coal bed methane in many cases requires the dewatering of the coals to be exploited. This process usually requires the drilling of adjacent wells and from 6 to 36 months to complete. Coal bed methane production typically has a low rate of production decline and an economic life typically from 10 to 20 years.

The principal sources of coal bed methane are either biogenic, producing a dry gas which is generated from bacteria in organic matter, typically at depths less than 1000 feet, or thermogenic, which is a deeper wet gas, formed when organic matter is broken down by temperature and pressure.

The three main factors that determine whether or not gas can be economically recovered from coal beds are: the gas content of the coals; the permeability or flow characteristics of the coals; and, the thickness of the coal beds. Gas content is measured in terms of standard cubic feet (Scf) per ton and varies widely from 430 Scf per ton in the deep (2,000 to 3,500 feet) San Juan, New Mexico thermogenic coals, and only 60 Scf per ton for the shallow (300 to 700 feet deep) Powder River, Wyoming biogenic coals. The San Juan coals are considered to have the industry's highest permeability. Relatively high permeability, which can affect the ability of gas to easily travel to the borehole, is an important factor for the success of a coal bed methane well, but is not absolutely required. The thickness of coal beds from which coal bed methane is economically being produced varies from as little as a few feet in some areas of the gas rich (300 Scf) Raton Basin to as much as 75 net feet of coal bed thickness at the relatively gas poor Powder River.

The following discussion of our plan of operations for the three months ended September 30, 2003 and 2002 should be read in conjunction with our most recent audited annual financial statements, which form part of our annual report on Form 10-KSB filed on April 1, 2003, the unaudited interim financial statements forming part of this quarterly report, and, in each case, the notes thereto.

Plan of Operations

Cash Requirements

For the next 12 months we plan to continue drilling a pilot program in the Engelke area, consisting of drilling up to 22 further new wells around our existing Engelke 16-18 well and completing all wells for potential coal bed methane. One of the new wells will be cored to allow us to estimate gas contents in the Engelke area. We also plan to acquire an existing well in the Engelke area to be used as a water disposal well for produced water from the pilot program. As we will be in a test period initially, gathering systems and pipeline tie-ins will be undertaken at the completion of the drilling program.

To expand our Soldier Creek project, we also plan to acquire additional leases in the Engelke area, if available. The Engelke area contains the thickest coal beds in the Forest City basin region. However, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment. We cannot predict if the necessary funds can be raised or that any projected work will be completed. Our budget anticipates our acquisition of additional acreage in the Forest City basin. This acreage may not become available or if it is available for leasing, we may not be successful in acquiring the leases. There are other competitors that have operations in the Forest City basin which will affect our ability to acquire additional leases.

Pursuant to several oil and gas leases entered into with various parties, our Soldier Creek project encompasses approximately 165,000 acres of prospective frontier coal bed methane lands. Heartland Oil and Gas Inc. holds the interests in the leases for the lands and operates the project. The expiration dates for the leases range from dates in 2004 through 2007. Certain of the leases may be extended upon the exercise of options on the leases. For the years ending December 31, 2003, 2004 and 2005 we will be required to pay approximately $19,000 per year on the leases.

We may require additional funds to implement our growth strategy in our gas exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

In order to proceed with our plans we raised funds by way of a private placement of equity securities in our company pursuant to exemptions from registration provided by Regulation S under the Securities Act of 1933. The offering consisted of units at a price of $1.40 per unit. Each unit consisted of one common share $0.001 par value and one warrant exercisable at $1.75 expiring August 30, 2004. In May, 2003 we closed the private placement having issued 1,000,000 units for gross proceeds of $1,400,000. The net proceeds received will be used as working capital to allow us to continue our ongoing lease acquisition program and to expand on the exploration and development of our Soldier Creek Prospect.

In June, 2003, we sold an aggregate of 602,836 of our shares of our common stock and share purchase warrants to acquire an additional 301,418 shares of our common stock in a private placement for gross proceeds of $1,700,000. The share purchase warrants have an exercise price of $3.38 and expire three years from the date of issuance.

On August 19, 2003, we sold an aggregate of $8,815,024 of our shares of our common stock and share purchase warrants to acquire additional shares of our common stock in a private placement. The private placement involved the issuance of 2,754,695 shares of our common stock and share purchase warrants to acquire an additional 1,377,348 shares of our common stock. The share purchase warrants have an exercise price of $3.84 and expire on August 19, 2006.

Our net cash provided by financing activities during the nine months ended September 30, 2003 was $10,634,893.

On August 22, 2003 we entered into an agreement in principal for the issuance and sale of 995,305 units at a purchase price of $3.20 per unit for total aggregate proceeds of $3,184,976. Each unit is to be comprised of one share of Series A Preferred convertible shares and one stock purchase warrant to purchase one-half of one share of common stock for the additional consideration of $3.84 per share for a period of three years. Each preferred share is to be convertible into one common share for no additional consideration. The closing of the preferred share offering is subject to the entering into of definitive agreements and the amendment of our authorized capital to create the class of preferred shares, which requires shareholder approval. The preferred shares will not bear interest.

Over the next twelve months we intend to use all available funds to continue our ongoing lease acquisition program and to expand on the exploration and development of our Soldier Creek Prospect, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$750,000
Acreage
New Acreage	750,000

Operations
Drill and complete 20 new wells	6,000,000
Drill and equip 2 new water disposal wells	350,000
Gathering and Pipelines	1,025,000
Lease Operating Expense	437,000
Corporate and Severance Taxes	391,000

Working Capital	297,000
Total	$10,000,000

As at September 30, 2003, we had $200,457 in current liabilities. Our financial statements report a net loss of $890,094 for the nine month period ended September 30, 2003 compared to a net loss of $156,076 the nine month period ended September 30, 2002. Our accumulated loss increased to $1,372,239 during the period from inception to September 30, 2003 as we reported a net loss for the three month period of $345,453. Our losses increased primarily as a result of stock-based compensation expenses and increased expenses associated with professional fees and administration activities. Stock-based compensation for the nine month period ended September 30, 2003 was $347,863, as compared to $Nil for the nine month period ended September 30, 2002.

Our total liabilities as of September 30, 2003 were $200,457, as compared to total liabilities of $748,733 as of December 31, 2002. The decrease was due to the conversion of outstanding convertible debentures in the amounts of $450,016 and $242,690, inclusive of accrued interest.

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

Product Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our Soldier Creek Prospects, Kansas USA. To date, execution of our business plan has largely focused on acquiring prospective Coal Bed Methane (CBM) leases and drilling three initial test wells on this acreage from which to establish a going forward exploration and development plan.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending September 30, 2004.

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

In May, 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not effect the Company's financial position or results of operations.

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

Our consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated a deficit of $1,372,239 since inception of Heartland Oil and Gas Inc. through September 30, 2003.

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

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of September 30, 2003, we have no properties with proven reserves. When we obtain proven oil and gas reserves capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. If the future development of unproved properties are determined uneconomical the amount of such properties is added to the capitalized cost to be amortized. As of September 30, 2003, all of our oil and gas properties were unproved and were excluded from amortization. At September 30, 2003, none of our unproved oil and gas properties were considered impaired.

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions. No impairment existed as of September 30, 2003.

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

Those forward-looking statements also involve certain risks and uncertainties. Factors, risks and uncertainties that could cause or contribute to such differences include those specific risks and uncertainties discussed below and those discussed in our Form 10-KSB/A Annual Report for the year ended December 31, 2002. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

If we issue additional shares in the future this may result in dilution to our existing stockholders.

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock. Our board of directors have the authority to issue additional shares up to the authorized capital stated in the certificate of incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, if you acquire shares from the selling shareholders, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance may result in a change of control of our corporation.

We have a history of losses and fluctuating operating results which raise substantial doubt about our ability to continue as a going concern.

Since inception through September 30, 2003, we have incurred aggregate losses of $1,372,239. Our loss from operations for the nine month period ended September 30, 2003 was $890,094. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our services, the size of customers' purchases, the demand for our services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on the December 31, 2002 consolidated financial statements and the acquisition date financial statements of our subsidiary, which are included with this registration statement. The consolidated financial statements in our Form 10-KSB/A do not include any adjustments that might result from the outcome of that uncertainty.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. The success of the company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company's operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

A majority of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

We do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States. The foregoing risks also apply to those experts identified in this prospectus that are not residents of the United States.

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

As our properties are in the exploration stage there can be no assurance that we will establish commercial discoveries on our properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. Our properties are in the exploration stage only and are without proven reserves of oil and gas. We may not establish commercial discoveries on any of our properties.

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

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. Our budget anticipates our acquisition of additional acreage in the Forest City basin. This acreage may not become available or if it is available for leasing, that we may not be successful in acquiring the leases. There are other competitors that have operations in the Forest City basin and the presence of these competitors could adversely affect our ability to acquire additional leases.

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

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which it may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

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

Our operating partners maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental risks.

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

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out in evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer. Based upon that evaluation, the Company's President and Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Item 2. Changes in Securities.

On July 8, 2003 we issued 60,000 units to one investor, each unit comprised of one common share and one non-transferable share purchase warrant, each such warrant entitling the holder to acquire a further common share in the capital stock of our company on or before August 31, 2004 at a price of $1.75 per share. We relied on the provisions of Regulation S promulgated under the Securities Act of 1933, as amended, for issuance of the units.

On August 19, 2003, we sold to 26 accredited investors an aggregate of 2,754,695 of our shares of our common stock and share purchase warrants to acquire an additional 1,377,348 shares of our common stock in a private placement relying on the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

On August 19, 2003, we issued to C.K. Cooper and Company, Inc., a broker dealer registered pursuant to section 15 of the Securities Exchange Act of 1934, a warrant to purchase up to 134,954 shares of our common stock, exercisable at any time during the three year period ending on August 19, 2006 at an exercise price of $3.84 per share. We issued these warrants pursuant to Rule 506 of Regulation D under the Securities Act of 1933, in partial payment of placement fees in connection with the sale of our common stock and share purchase warrants to the other selling stockholders.

On August 19, 2003, we issued to Highbrook Capital Corporation a warrant to purchase up to 2,781 shares of our common stock, exercisable at any time during the three year period ending on August 19, 2006 at an exercise price of $3.84 per share. We issued these warrants pursuant to Regulation S promulgated under the Securities Act of 1933, in payment of placement fees in connection with the sale of our common stock and share purchase warrants.

On August 27, 2003, we issued 10,000 shares of common stock to a non-U.S. person upon exercise of stock options previously granted to him. The shares were issued in an offshore transaction relying on Regulation S under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

On August 21, 2003 we filed a Form 8-K with the Securities and Exchange Commission announcing the completion of the 2,754,695 unit private placement.

Consolidated Financial Statements Filed as a Part of the Quarterly Report

Our consolidated financial statements include:

Balance Sheets

Statements of Operations

Statements of Cash Flows

Statements of Shareholders' Equity

Notes to the Financial Statements

Exhibits Required by Item 601 of Regulation S-B

Exhibit Number/Description

Exhibit
Number Description

3.1* Articles of Incorporation (1)

3.2* Bylaws of Adriatic Holdings Ltd. (1)

3.3* Certificate of Amendment to Articles of Incorporation effective November 4, 2002 (2)

10.1* Share Exchange Agreement between Adriatic Holdings Ltd., Heartland Oil and Gas Inc. and the shareholders of Heartland Oil and Gas Inc., dated July 31, 2002 (3)

10.2* Form of Oil and Gas Lease (4)

10.3* 2001 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan(5)

10.4* 2002 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan(5)

10.5* Additional 2002 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan(5)

10.6* Form of Subscription Agreement in connection with the private placements on June 24 and June 30, 2003(6)

10.7* Form of Subscription Agreement in connection with the private placement on August 19, 2003(7)

10.8* Managing Dealers Agreement, dated June 19, 2003, between Heartland Oil and Gas Corp. and C.K. Cooper and Company, Inc.(6)

10.9* Managing Dealers Agreement, dated July 19, 2003 between Heartland Oil and Gas Corp. and C.K. Cooper and Company, Inc.(8)

10.10* Consulting Agreement dated July 1, 2003, between Heartland Oil and Gas Corp. and Donald Sharpe(8)

10.11* Consulting Agreement dated July 1, 2003, between Heartland Oil and Gas Corp. and Richard Coglon(8)

10.12* Letter Agreement between Topeka-Atchison Gas & Illuminating LLC with Heartland Oil and Gas Inc., dated August 25, 2000(9)

10.13* Form of Oil and Gas Lease with Option(10)

21.1* Heartland Oil and Gas Inc., a company incorporated pursuant to the laws of the State of Nevada

31.1** Section 302 Certifications under Sarbanes-Oxley Act of 2002

32.1** Section 906 Certifications under Sarbanes-Oxley Act of 2002

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

(5) Incorporated by reference to the company's Form S-8 Registration Statement filed with the Securities and Exchange Commission on April 8, 2003.

(6) Incorporated by reference to the company's Form 10-QSB filed with the Securities and Exchange Commission on July 28, 2003.

(7) Incorporated by reference to the company's Form 8-K filed with the Securities and Exchange Commission on August 21, 2003.

(8) Incorporated by reference to the company's Form SB-2 filed with the Securities and Exchange Commission on August 29, 2003.

(9) Incorporated by reference to the company's Form SB-2/A filed with the Securities and Exchange Commission on October 10, 2003.

(10) Incorporated by reference to the company's Form 10-KSB/A filed with the Securities and Exchange Commission on October 22, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTLAND OIL AND GAS CORP.

By: /s/ Richard Coglon
Richard Coglon, President, Chief Executive Officer and Director
(Principal Executive Officer)
November 14, 2003

By: /s/ Robert Knight
Robert Knight, Chief Financial Officer and Director
(Principal Financial Officer)
November 14, 2003