Form 10QSB/A
period 2003-09-30
HEARTLAND OIL & GAS CORP
filed 2003-12-09
CIK 1075636

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

HEARTLAND OIL & GAS CORP.

AND SUBSIDIARY
(An Exploration Stage Company)

BALANCE SHEETS

	September 30, 2003 (Unaudited)	December 31, 2002 (Audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,429,425	$86,475
Due from related parties (Note 4)	19,711	-
Prepaid expenses	41,110	4,341

Total current assets	9,490,246	90,816

OIL AND GAS PROPERTIES, unproven (Note 2)	2,987,305	2,150,084

EQUIPMENT, net of accumulated amortization of $2,144	17,561	3,041

TOTAL ASSETS	$12,495,112	$2,243,941

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$200,457	$64,256
Due to related parties (Note 4)	-	14,078
Convertible debentures (Note 4)	-	435,000

Total current liabilities	200,457	513,334

LONG-TERM DEBT
Convertible debenture - related party (Note 4)	-	235,399

TOTAL LIABILITIES	200,457	748,733

SHAREHOLDERS' EQUITY (Note 3)
Common stock - $0.001 per value, 100,000,000 shares authorized,
24,268,321 and 19,582,429 shares issued and outstanding, respectively	24,268	19,582
Additional paid-in capital	13,642,626	1,957,771
Deficit accumulated during the exploration stage	(1,372,239)	(482,145)

	12,294,655	1,495,208

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,495,112	$2,243,941

The accompanying notes are an integral part of these statements.

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARY
(An Exploration Stage Company)

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

*Less than $0.01 per share

The accompanying notes are an integral part of these statements

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARY
(An Exploration Stage Company)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

PERIOD FROM INCEPTION (AUGUST 11, 2000) TO SEPTEMBER 30, 2003

	Number of Common Shares	Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage

INCEPTION, August 11, 2000	-	$-	$-	$-

Common stock issued at $0.005 per share	10,000,000	10,000	40,000	-
Common stock issued at $0.35 per share	1,332,429	1,332	465,018	-
Net loss	-	-	-	(10,004)

BALANCES, December 31, 2000	11,332,429	11,332	505,018	(10,004)

Net loss	-	-	-	(43,587)

BALANCES, December 31, 2001	11,332,429	11,332	505,018	(53,591)

Common stock issued at $0.50 per share	880,000	880	439,120	-
Recapitalization (Note 1)	7,090,000	7,090	402,313	-
Common stock issued at $1.40 per share	280,000	280	391,720	-
Issuance of stock warrants as compensation	-	-	219,600	-
Net loss	-	-	-	(428,554)

BALANCES, December 31, 2002	19,582,429	19,582	1,957,771	(482,145)

Common stock issued at $1.40 per share	720,000	720	1,007,280	-
Exercise of options at $0.50 per share	37,000	37	18,463	-
Conversion of debentures at $2.00	121,345	121	242,569	-
Conversion of debentures at $1.00	450,016	450	449,566	-
Common stock issued at $2.82 per share	602,836	603	1,699,395	-
Common stock issued at $3.20 per share	2,754,695	2,755	8,812,268
Issuance of stock options as compensation	-	-	347,863	-
Less: share issue costs	-	-	(892,549)	-
Net loss	-	-	-	(890,094)

BALANCES, September 30, 2003	24,268,321	$24,268	$13,642,626	$(1,372,239)

The accompanying notes are an integral part of these statements.

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2003 (Unaudited)	Nine Months Ended September 30, 2002 (Unaudited)	Period from Inception (August 11, 2000) Through September 30, 2003 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(890,094)	$(156,076)	$(1,372,239)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Accrued interest	22,308	42,116	49,061
Stock options issued as compensation	347,863	-	567,463
Depreciation, depletion and amortization	2,085	-	2,144
(Increase) in due from related parties	(19,711)	-	(19,711)
(Increase) decrease in exploration advance	-	6,719	-
(Increase) decrease in other assets	-	(1,528)	-
Increase in prepaid expenses	(36,769)	-	(41,085)
(Increase) decrease in accounts receivable	-	-	-
Increase (decrease) in accounts payable
and accrued expenses	136,201	(50,099)	429,903

Net cash (used in) provided by
operating activities	(438,117)	(158,868)	 (384,464)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired upon reverse acquisition with Adriatic	-	20,492	-
Purchase of computer equipment	(16,605)	-	(19,705)
Acquisition and exploration of oil and
gas properties	(837,221)	(859,026)	(2,987,305)

Net cash (used in) provided by
investing activities	(853,826)	(838,534)	(3,007,010)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in due to related parties	(14,078)	17,983	221,480
Recapitalization, net of $15,896 cash received	-	-	15,896
Proceeds from notes and loan payable	-	580,000	-
Repayment of loan payable	-	-	-
Proceeds from issuance of common stock	10,648,971	440,000	11,997,321
Proceeds from share subscriptions	-	-	-
Proceeds from long-term debt	-	-	586,202

Net cash (used in) provided by
financing activities	10,634,893	1,037,983	12,820,899

NET INCREASE (DECREASE) IN CASH	9,342,950	40,581	9,429,425

CASH, beginning of period	86,475	10,755	-

CASH, end of period	$9,429,425	$51,336	$9,429,425

Supplemental disclosure for non-cash operating, financing and investing activities (Note 5)

The accompanying notes are an integral part of these statements

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Business and Going Concern

On April 10, 2002, Adriatic Holdings Limited ("Adriatic") entered into a letter of intent to acquire all of the shares of Heartland Oil and Gas Inc., a Nevada corporation ("Heartland"). Heartland was incorporated in the State of Nevada on August 11, 2000 and its principal business activity consists of exploration and development of oil and gas properties in the United States to determine whether they contain economically recoverable resources. The Company is currently in the exploration stage and has not generated significant revenues from its operations. Effective September 17, 2002, the acquisition of Heartland by Adriatic was completed through the issuance of one share of Adriatic common stock for each share of Heartland outstanding. At the time of the acquisition, Adriatic had 7,090,000 shares of common stock outstanding. Adriatic issued 12,212,429 shares of common stock to the shareholders of Heartland, and as a result, the Company had 19,302,429 shares of common stock outstanding immediately after the acquisition. As part of the exchange agreement, Adriatic changed its name to Heartland Oil & Gas Corp.

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

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties,  geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of September 30, 2003, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects ncluding capitalized interest, if any,  are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be amortized. As of September 30, 2003, all of the Company's oil and gas properties were unproved and were excluded from amortization. At September 30, 2003, none of the Company's unproved oil and gas properties were considered impaired.

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


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


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

Recent Accounting Pronouncements

A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, we have included the costs of such mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, we would be required to reclassify approximately $917,000 at December 31, 2002 and $506,000 at December 31, 2001 out of oil and as properties and into a separate intangible asset line item.

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

Our cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full-cost accounting rules.

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Such standard requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income. Upon adoption of SFAS No. 145, the Company will reclassify any extraordinary gains and losses on the extinguishments of debt recorded in prior periods to continuing operations. The adoption of SFAS 145 did not have a material effect on the Company's financial position or results of operations.

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

- As full-scale development is implemented, drilling, completing, and operating costs are anticipated to drop, further enhancing the project's economics.

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

Over the next twelve months we intend to use all available funds to continue our ongoing lease acquisition program and to expand on the exploration and development of our Soldier Creek Prospect, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$750,000
Acreage
New Acreage	750,000

Operations
Drill and complete 20 new wells	6,000,000
Drill and equip 2 new water disposable wells	350,000
Gathering and Pipelines	1,025,000
Lease Operating Expense	437,000
Corporate and Severance Taxes	391,000

Working Capital	297,000
Total	$10,000,000

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

New Accounting Pronouncements

A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, we have included the costs of such mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, we would be required to reclassify approximately $917,000 at December 31, 2002 and $506,000 at December 31, 2001 out of oil and as properties and into a separate intangible asset line item. Our cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full-cost accounting rules.

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Such standard requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income. Upon adoption of SFAS No. 145, we will reclassify any extraordinary gains and losses on the extinguishments of debt recorded in prior periods to continuing operations. The adoption of SFAS 145 did not have a material effect on our financial position or results of operations.

In June 2002, FASB finalized FAS 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The adoption of this statement is not expected to have a material impact on our financial position and results of operations. FAS 146 is effective for exit and disposal activities initiated after December 31, 2002.

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

HEARTLAND OIL AND GAS CORP.

By: /s/ Richard Coglon
Richard Coglon, President, Chief Executive Officer and Director
(Principal Executive Officer)
December 8, 2003

By: /s/ Richard Coglon
Robert Knight, Chief Financial Officer and Director
(Principal Financial Officer)
December 8, 2003