Form 10KSB
period 2003-12-31
HEARTLAND OIL & GAS CORP
filed 2004-03-29
CIK 1075636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ]to[   ]

Commission file number  333-93383
Heartland Oil and Gas Corp. (formerly Adriatic Holdings Limited) (name of small business issuer in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	91-1918326 (I.R.S. Employer Identification No.)
Suite 1925, 200 Burrard Street Vancouver, British Columbia, Canada (Address of principal executive offices)	V6C 3L6 (Zip Code)

Issuer's telephone number (604) 693-0177
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil
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

22,710,021 common shares at $2.90(1) = $65,859,060.90
(1) Average of bid and ask closing prices on March 10, 2004

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

24,391,321 common shares and 995,305 preferred stock issued and outstanding as of March 23, 2004

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

Business Development During Last Three Years

General Overview

We are an exploration stage oil and gas company engaged in the exploration for and development of Coal Bed Methane in the “Soldier Creek Prospect” located in the Forest City Basin of northeast Kansas. Our “Soldier Creek” project encompasses approximately 240,000 acres of prospective frontier coal bed methane lands. Our subsidiary, Heartland Oil and Gas Inc., holds the interests in the leases and operates the project.

Corporate History

Our company, Heartland Oil and Gas Corp., was incorporated in the State of Nevada on July 9, 1998, under the name Adriatic Holdings Ltd.

On September 17, 2002 we acquired all of the issued and outstanding stock of Heartland Oil and Gas Inc., a private Nevada Corporation, from its stockholders in exchange for 12,212,429 shares of our common stock. As a result, the former stockholders of Heartland Oil and Gas Inc. own a majority of our outstanding stock. Therefore, for accounting purposes, Heartland Oil and Gas Inc. was deemed to have acquired Adriatic Holdings Ltd. Heartland Oil and Gas Inc. survives as our wholly-owned subsidiary. Heartland Oil and Gas Inc. is an oil and gas exploration company that has interests in leases covering approximately 240,000 acres in central Kansas where 7 test wells have been drilled. We have a 100% working interest in all of these leases. Our net revenue interest in these leases is 84.5%, so as a result our net acreage is approximately 178,295 acres. Our “working interest” consists of our share of gross production, revenues, burdens, field operating costs and gathering and processing fees before deduction of royalties. Our “net revenue interest” means our working interest less the royalties that are payable.

As part of the share exchange we changed our name, effective November 4, 2002, to “Heartland Oil and Gas Corp.”, and increased the authorized common stock of our company from 25,000,000 to 100,000,000 with a par value of $0.001 per share.

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

We are an exploration stage oil and gas company engaged in the exploration for and development of Coal Bed Methane in the “Soldier Creek Prospect” located in the Forest City Basin of northeast Kansas. Pursuant to several Oil and Gas Leases entered into with various parties, our “Soldier Creek” project encompasses approximately 240,000 acres of prospective frontier coal bed methane lands. Heartland Oil and Gas Inc. holds the interests in the leases for the lands and operates the project. The expiration dates for the leases range from dates in 2004 through 2009. Certain of the leases may be extended upon the exercise of options on the leases. For the year ending December 31, 2004 we will be required to pay approximately $258,000 on the current leases. There are no lease option payments due in 2005 and for the year ending December 31, 2006 we will be required to pay approximately $355,076 on the current leases. In addition, we are obligated to pay delay rentals on certain leases of approximately $16,000 in 2004, 2005 and 2006.

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

The Soldier Creek area was chosen when a privately funded, proprietary analysis of historical drilling logs from previous drilling of deeper hydrocarbon targets revealed the existence of significant coal beds to the North and West of where coal bed methane production was currently being successfully developed. This analysis also indicated that the coal bed thickness at Soldier Creek was more than four times greater than the coal beds being exploited nearby. The logs used to map the thickness of these coal beds are not capable of indicating the productivity from the coal beds. Further adding to the area’s potential, was its proximity to a ready market and gas pipelines.

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

The coal thickness, permeability, porosity and gas content data from the various wells drilled was sent to an independent laboratory for input into a coalgas simulator program, designed to estimate the amount of coal bed methane and water that may be recoverable from the wells.

With the results from our economic modeling, we decided to begin aggressively acquiring acreage, concentrating on the North Engelke area, which mapping shows to be the thickest part of the basin. Coal thicknesses here are up to 4 times thicker than in the Cherokee basin to the south, where there are active coal bed methane operations. Many of the coals in the Cherokee basin are present at Engelke, but Engelke also has many more coal seams. As of March 26, 2004 we have leases totalling 240,000 acres. Of the 240,000 acres under lease, approximately 215,000 are in the Engelke area. We have a 100% working interest in all of these leases. The net revenue interest of these leases if 84.5%, so our net acreage is approximately 181,675 acres in the Engelke area.

In July, 2003 we undertook the drilling of a four well pilot program surrounding the Engelke 16-18 well, the westernmost of our three initial test wells. In October, 2003 we purchased an existing wellbore in the Engelke area and converted it to a water disposal well by removing the existing tubing in the well and then perforating a deeper formation.

In November, 2003 we completed the five wells in the Engelke pilot program. We selected various coal seams in the Lower Cherokee section, in the lower part of the coal sequence, for the first completions. Eight seams, totalling approximately 16 feet of coal, were perforated, acidized and hydraulically fractured. Down-hole pumps were installed in each well and initial dewatering of the wells began in late November, 2003. As of March 26, 2004 all 5 wells were continuing to pump water with no gas production.

In deciding to expand our Soldier Creek Prospect, we considered the following factors:

•Major gas lines exist (El Paso owned ANR Pipeline Co. runs directly through our gas leases) and many have available capacity translating to access to markets.

•The Forest City area’s flat, sparsely populated marginal ranch or farmland makes transportation and access less expensive, minimizing surface access costs.

•Known gas coals that are already established from conventional drilling, thereby reducing exploration and development risk. Our mapping of the existing wells in this area shows the presence of a number of coals in the shallow part of the basin. Drilling records, when available, often show gas as these coals are penetrated.

•The abundance of depleted wells often simplifies and reduces cost of water disposal from dewatering coals, as wastewater is re-injected into depleted wells.

•As full-scale development is implemented, drilling, completing, and operating costs are anticipated to drop, further enhancing the project’s economics.

•The area also contains a number of black shales, which are not included in the reserve and economic calculations but which may add to the amount of recoverable gas.

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

We believe the success of coal bed methane developments has been largely the result of improved drilling and completion techniques, better hydraulic fracture designs and significant cost reductions as a result of highly dependable gas content and coal bed methane reservoir performance analysis. Also aiding this sector’s growth is the apparent shortage of quality domestic conventional exploration and development projects. In comparison, according to USGS Fact Sheet FS-123-00 of October 2000, total “unconventional” coal bed methane resource across America’s 25 basins (lower US) is estimated to be roughly 700 trillion cubic feet (Tcf) of which 14% or 100 Tcf is considered technically recoverable with existing technology. Technically recoverable gas volumes do not necessarily qualify as proved reserves and we do not have any proved coal bed methane reserves at this time. We also believe that propelling the coal bed methane production growth is its relatively low finding and development costs. Coal bed methane fields are often found where deeper conventional oil and gas reservoirs have already been developed, therefore, considerable exploration-cost-reducing geologic information is often readily available. This available geological information, combined with coal bed methane reservoirs’ comparatively shallow locations, reduces finding and developing costs.

Coal Bed Methane

Natural gas normally consists of 80% or more methane with the balance comprising such hydrocarbons as butane, ethane and propane. In some cases it may contain minute quantities of highly poisonous hydrogen sulfide, referred to as “sour gas”. Coal bed methane is, generally, a sweet gas consisting of 95% methane and thus is normally of pipeline quality. Coal bed methane is considered an unconventional natural gas resource because it does not rely on ‘conventional’ trapping mechanisms, such as a fault or anticline, or stratigraphic traps. Instead coal bed methane is “adsorbed” or attached to the molecular structure of the coals - an efficient storage mechanism as coal bed methane coals can contain as much as seven times the amount of gas typically stored in a conventional natural gas reservoir such as sandstone or shale. The adsorbed coal bed methane is kept in place as a result of a pressure equilibrium often from the presence of water. Thus the production of coal bed methane in many cases requires the dewatering of the coals to be exploited. This process usually requires the drilling of adjacent wells and from 6 to 36 months to complete. Coal bed methane production typically has a low rate of production decline and an economic life typically from 10 to 20 years.

The principal sources of coal bed methane are either biogenic, producing a dry gas which is generated from bacteria in organic matter, typically at depths less than 1000 feet, or thermogenic, which is a deeper wet gas, formed when organic matter is broken down by temperature and pressure.

The three main factors that determine whether or not gas can be economically recovered from coal beds are: the gas content of the coals; the permeability or flow characteristics of the coals; and, the thickness of the coal beds. Gas content is measured in terms of standard cubic feet (Scf) per ton and varies widely from 430 Scf per ton in the deep (2,000 to 3,500 feet) San Juan, New Mexico thermogenic coals, and only 60 Scf per ton for the shallow (300 to 700 feet deep) Powder River, Wyoming biogenic coals. The San Juan coals are considered to have the industry’s highest permeability. Relatively high permeability, which can affect the ability of gas to easily travel to the borehole, is an important factor for the success of a coal bed methane well, but is not absolutely required. The thickness of coal beds from which coal bed methane is economically being produced varies from as little as a few feet in some areas of the gas rich (300 Scf) Raton Basin to as much as 75 net feet of coal bed thickness at the relatively gas poor Powder River.

Competitors

Three of the largest coal bed methane producers in America’s lower 48 states are BP Amoco, Burlington Resources and Phillips Petroleum, all producing most of their production from the now-in-decline San Juan basin. Though it ranks fourth in terms of natural gas production, the leading coal bed methane participant in terms of growth and technology is, in our view, Devon Energy. Devon is aggressively expanding coal bed methane production in the Powder River Basin located in Wyoming and Montana and Raton Basin located in Colorado and has coal bed methane production in the San Juan Basin located in New Mexico and Wind River Basin located in Wyoming. Devon is also developing the coal bed methane potential of southeastern Kansas where it has amassed over 400,000 acres. Its project is centered in Cherokee Basin, that is the southern end of the coal bed methane fairway.

Other companies are also active in the coal bed methane fairway, including Anadarko Petroleum Corporation, JM Huber Corporation, Evergreen Resources, Inc. and Whiting Petroleum.

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

Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our Soldier Creek Prospect, Kansas USA. To date, execution of our business plan has largely focused on acquiring prospective Coal Bed Methane leases and drilling three initial test wells on this acreage from which to establish a going forward exploration and development plan.

As of December 31, 2003 we have spent approximately $4,270,000 on our Soldier Creek Prospect.

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

We have had negative cash flows from operations.

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totalling approximately $1,700,000 as of December 31, 2003. As of December 31, 2003 we had working capital of $7,806,122 as a result of recent financing activities. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

- drilling and completion costs for further wells increase beyond our expectations; or

- we encounter greater costs associated with general and administrative expenses or offering costs.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

We will depend almost exclusively on outside capital to pay for the continued exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. Capital may not continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment.

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

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Our board of directors have the authority to issue additional shares up to the authorized capital stated in the certificate of incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, if you acquire shares from the selling shareholders, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance may result in a change of control of our corporation.

We have a history of losses and fluctuating operating results.

Since inception through December 31, 2003, we have incurred aggregate losses of approximately $1,700,000. Our loss from operations for the fiscal year ended December 31, 2003 was $1,247,295. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our services, the size of customers’ purchases, the demand for our services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Trading on the OTC Bulletin Board may be sporadic because it is not a stock exchange, and stockholders may have difficulty reselling their shares.

Our common stock is quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the company’s operations or business prospects. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. The success of the company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

A majority of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

We do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the

 United States. The foregoing risks also apply to those experts identified in this prospectus that are not residents of the United States.

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

Item 2. Description of Property.

Our executive and head offices are located at Suite 1925, 200 Burrard Street, Vancouver, British Columbia, V6C 3L6. The offices are approximately 2,935 square feet in size and are leased on an annual basis, expiring February 29, 2008, at an annual rent of approximately CDN$58,700. Our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

Our Soldier Creek project currently encompasses approximately 240,000 acres of prospective frontier coal bed methane lands located in the Forest City Basin of northeast Kansas. As at the date hereof we had a total of 240,000 acres of undeveloped land under lease, of which 215,000 acres were concentrated in Nemaha County, Brown County and the northern part of Jackson County, Kansas.

We had no productive wells as at the date hereof and no developed acreage. In September and October of 2001, Heartland Oil and Gas Inc. drilled three coal bed methane stratigraphic/exploration wells on its property. All three wells have been cased pending completion. In July 2003 we drilled four more coal bed methane stratigraphic/exploration wells on our property. These four additional wells have been cased and are awaiting results from testing. “Cased” means that metal casing has been cemented in place in the well to protect the well from fluids, pressures and/or wellbore stability problems in the wells, in anticipation of testing and/or production. In November 2003, five of the wells located in the Engelke area were fracture stimulated and pumps were installed to begin dewatering the coals. At December 31, 2003 all of these wells were continuing to produce water.

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

Item 4. Submissions of Matters to a Vote of Security Holders.

On December 8, 2003, we held a special meeting for the purposes of approving the amendment to our Articles of Incorporation for the amendment of our authorized share capital to authorize the issuance of up to 5,000,000 shares of preferred stock, par value of $0.001 per share. The amendment was approved by a quorum of shareholders with 9,330,600 votes casted in favor, nil votes casted against and nil votes abstained.
PART II
Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is traded on the National Association of Securities Dealers OTC Bulletin Board under the symbol "HOGC" Between March 7, 2002 and November 3, 2002 our common stock traded under the symbol "ADRH". The following quotations obtained from Bloomberg reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board (1) (2)
Quarter Ended	High	Low
January 1, 2004 to March 9, 2004	$4.55	$2.85
December 31, 2003	$5.17	$3.48
September 30, 2003	$5.70	$3.90
June 30, 2003	$3.96	$1.65
March 31, 2003	$2.50	$1.96
December 31, 2002	$2.20	$1.57
September 30, 2002	$2.00	$1.40

(1)   Our common stock began being quoted for trading on the OTC Bulletin Board on March 7, 2002.

(2)   Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Registrar and Transfer Company of 10 Commerce Drive, Cranford, New Jersey, USA 07016-9814 (Telephone: (800) 866-1340; Facsimile: (908) 497-2310) is the registrar and transfer agent for our common shares.

On March 23, 2004, the shareholders’ list of our common shares showed 122 registered shareholders and 24,391,321 shares outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

On May 2, 2003, we issued 6,000 shares of common stock to a non-U.S. person upon exercise of stock options previously granted to him. The shares were issued in an offshore transaction relying on Regulation S under the Securities Act of 1933.

On May 23, 2003, we issued 15,000 shares of common stock to a non-U.S. person upon exercise of stock options previously granted to him. The shares were issued in an offshore transaction relying on Regulation S under the Securities Act of 1933.

On June 30, 2003, we issued 6,000 shares of common stock to a non-U.S. person upon exercise of stock options previously granted to him. The shares were issued in an offshore transaction relying on Regulation S under the Securities Act of 1933.

On October 13, 2003, we issued 8,000 shares of common stock to a non-U.S. person upon exercise of stock options previously granted to him. The shares were issued in an offshore transaction relying on Regulation S under the Securities Act of 1933.

On December 1, 2003, we issued 25,000 shares of common stock to a non-U.S. person upon exercise of stock options previously granted to him. The shares were issued in an offshore transaction relying on Regulation S under the Securities Act of 1933.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 8 of this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We are an exploration stage oil and gas company and carry out our operations through our wholly owned subsidiary, Heartland Oil and Gas Inc. We are currently engaged in the exploration for and development of coal bed methane in the Soldier Creek Prospect located in the Forest City Basin of northeast Kansas. We do not have any revenues other than interest income, as we are in the development stage. Our only recent activity was on September 17, 2002 when we acquired all of the shares of Heartland Oil and Gas Inc. We exchanged one share of Adriatic Holdings Ltd. for one share of Heartland Oil and Gas Inc. A total of 12,212,429 shares of Adriatic Holdings Ltd. were issued in exchange for the shares of Heartland Oil and Gas Inc. Heartland and Oil and Gas Inc. has approximately 240,000 acres under lease in central Kansas where it has drilled 7 exploratory gas wells.

Plan of Operations

For the next 12 months we plan to continue drilling a series of pilot programs in our Soldier Creek acreage area, consisting of drilling up to 18 further new wells. Fifteen of the wells will be completed for potential coal bed methane and 3 of the wells will be completed as salt water disposal wells. As we will be in a test period initially, gathering systems and pipeline tie-ins will be undertaken at the completion of the drilling program.

We also intend to undertake additional completion operations in the Engelke area, including additional hydraulic fracturing of existing coals and perforating and fracturing new coals in the wells.

Pursuant to several oil and gas leases entered into with various parties, our Soldier Creek project encompasses approximately 240,000 acres of prospective frontier coal bed methane lands. Heartland Oil and Gas Inc. holds the interests in the leases for the lands and operates the project. The expiration dates for the leases range from dates in 2004 through 2009. Certain of the leases may be extended upon the exercise of options on the leases. For the year ending December 31, 2004 we will be required to pay approximately $258,532 on the leases. There are no lease option payments due in 2005 and for the year ending December 31, 2006 we will be required to pay approximately $355,076 on the leases. In addition, we are obligated to pay delay rentals on certain leases of approximately $16,000 in each of the years 2004, 2005 and 2006.

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

In June, 2003, we sold an aggregate of 602,836 of our shares of our common stock and share purchase warrants to acquire an additional 301,418 shares of our common stock in a private placement for gross proceeds of approximately $1,700,000. The share purchase warrants have an exercise price of $3.38 and expire three years from the date of issuance.

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

Our net cash provided by financing activities during the year ended December 31, 2003 was $10,658,421.

On January 13, 2004 we closed a private placement for the issuance and sale of 995,306 units at a purchase price of $3.20 per unit for total aggregate proceeds of $3,184,979. Each unit is comprised of one share of Series A Preferred Convertible Stock and one stock purchase warrant to purchase one-half of one share of common stock for the additional consideration of $3.84 per share for a period of three years. Each preferred share is to be convertible into one common share for no additional consideration. The preferred shares will not bear interest.
Over the next twelve months we intend to use all available funds to continue our ongoing lease acquisition program and to expand on the exploration and development of our Soldier Creek Prospect, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$750,000
Acreage
Rentals and Option Payments	280,000

Operations
Drill and complete 15 new wells	4,500,000
Drill and equip 3 new disposal wells	510,000
Additional completion operations at Engelke	500,000
Gathering and Pipelines	1,775,000
Lease Operating Expense	950,000
Corporate and Severance Taxes	888,000

Working Capital	347,000
Total	$10,500,000

As at December 31, 2003, we had $500,363 in current liabilities. Our financial statements report a net loss of $1,219,393 for the year ended December 31, 2003 compared to a net loss of $428,554 the year ended December 31, 2002. Our accumulated loss increased to $1,701,538 during the period from inception to December 31, 2003 as we reported a net loss for the year ended of $1,219,393. Our losses increased primarily as a result of stock-based compensation expenses and increased expenses associated with professional fees and administration activities. Stock-based compensation for the year ended December 31, 2003 was $455,375, as compared to $219,600 for the year ended December 31, 2002.

Our total liabilities as of December 31, 2003 were $500,363, as compared to total liabilities of $748,733 as of December 31, 2002. The decrease was due to the conversion of outstanding convertible debentures in the amounts of $450,016 and $242,690, inclusive of accrued interest.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital. In this regard we have raised additional capital through the equity offerings noted above.

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

New Accounting Pronouncements

A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, we have included the costs of such mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, we would be required to reclassify approximately $2,372,337 at December 31, 2003 and $917,003 at December 31, 2002 out of oil and gas properties and into a separate intangible asset line item. Our cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full-cost accounting rules.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Such standard requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income. Upon adoption of SFAS No. 145, we will reclassify any extraordinary gains and losses on the extinguishments of debt recorded in prior periods to continuing operations. The adoption of SFAS 145 did not have a material effect on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on our financial position or results of operations.

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation--Transition and Disclosure.” This standard amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This standard also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 are required to be included in the summary of significant accounting policies.

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

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to account for stock-based compensation Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB25”) and have adopted the disclosure only provisions of SFAS 123. Accordingly, compensation for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee is required to pay for the stock.

We account for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services”.

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. For the years ending December 31, 2003 and 2002, we did not capitalize interest costs relating to unproved properties. As of December 31, 2003, we have no properties with proven reserves. When we obtain proven oil and gas reserves capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future development of unproved properties are determined uneconomical the amount of such properties is added to the capitalized cost to be amortized. As of December 31, 2003, all of our oil and gas properties were unproved and were excluded from amortization. At December 31, 2003, none of our unproved oil and gas properties were considered impaired.

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions. No impairment existed as of December 31, 2003 and 2002.

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

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

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

The Independent Auditor’s Report of Staley Okada & Partners, for the audited consolidated financial statements for the year ended December 31, 2003, dated March 22, 2004.

The Independent Auditor's Report of Spicer, Jeffries LLP, Independent Certified Public Accountants, for the audited consolidated financial statements for the year ended December 31, 2002 dated March 7, 2003.

Balance Sheets at December 31, 2003 and 2002.

Statements of Operations for the years ended December 31, 2003 and 2002 and for the period from inception (August 11, 2000) through December 31, 2003.

Statements of Changes in Stockholders' Equity for the years ended December 31, 2003 and 2002 and for the period from inception (August 11,2000) to December 31, 2000.

Statements of Cash Flows for the years ended December 31, 2003 and 2002 and for the period from inception (August 11, 2000) through December 31, 2003.

Notes to the Financial Statements.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Heartland Oil and Gas Corp. and Subsidiary
(An Exploration Stage Company)

We have audited the consolidated balance sheet of Heartland Oil and Gas Corp. and Subsidiary (An Exploration Stage Company) as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended and the December 31, 2003 amounts included in the cumulative amounts for the period from inception (August 11, 2000) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Oil and Gas Corp. and Subsidiary (An Exploration Stage Company) as of December 31, 2003, and the results of their operations and their cash flows for the year then ended and the December 31, 2003 amounts included in the cumulative amounts for the period from inception (August 11, 2000) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ STALEY OKADA & PARTNERS

Vancouver, Canada
March 22, 2004

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Heartland Oil and Gas Corp. and Subsidiary
(An Exploration Stage Company)

We have audited the consolidated balance sheet of Heartland Oil and Gas Corp. and Subsidiary (An Exploration Stage Company) as of December 31, 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended and the December 31, 2002 amounts included in the cumulative amounts for the period from inception (August 11, 2000) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Oil and Gas Corp. and Subsidiary (An Exploration Stage Company) as of December 31, 2002, and the results of their operations and their cash flows for the year then ended and the December 31, 2002 amounts included in the cumulative amounts for the period from inception (August 11, 2000) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ SPICER JEFFRIES LLP

Greenwood Village, Colorado
March 7, 2003

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARY
(An Exploration Stage Company)

BALANCE SHEETS

	December 31,2003	December 31,2002

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,279,474	$86,475
Prepaid expenses	27,011	4,341

Total current assets	8,306,485	90,816

OIL AND GAS PROPERTIES, unproven (Note 7)	4,267,171	2,150,084

EQUIPMENT, net of accumulated amortization of $3,630 and $59, respectively	16,075	3,041

TOTAL ASSETS	$12,589,731	$2,243,941

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$493,336	$64,256
Due to related parties (Note 2)	7,027	14,078
Convertible debentures (Note 5)	-	435,000

Total current liabilities	500,363	513,334

LONG-TERM DEBT
Convertible debenture – related party (Note 5)	-	235,399

TOTAL LIABILITIES	500,363	748,733

STOCKHOLDERS’ EQUITY (Note 3 and 4)
Preferred stock - $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized,
24,301,320 and 19,582,429 shares issued and outstanding, respectively	24,301	19,582
Additional paid-in capital	13,766,605	1,957,771
Deficit accumulated during the exploration stage	(1,701,538)	(482,145)

	12,089,368	1,495,208

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,589,731	$2,243,941

The accompanying notes are an integral part of these statements.

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARY
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2003	Year Ended December 31, 2002	Period from Inception (August 11, 2000) Through December 31, 2003

REVENUE	$-	$-	$-

EXPENSES
Professional fees	203,423	70,211	282,345
Management fees (Note 2)	48,000	30,000	94,000
Interest expense	22,399	31,943	67,206
Stock based compensation (Note 1)	455,375	219,600	674,975
Travel and promotion	217,645	29,889	247,534
Office rent	32,168	-	32,168
Consulting	53,489	18,758	85,171
General and administrative	214,796	28,508	247,396

Total operating expenses	1,247,295	428,909	1,730,795

Loss from operations	(1,247,295)	(428,909)	(1,730,795)

OTHER INCOME
Interest income	27,902	355	29,257

NET LOSS	$(1,219,393)	$(428,554)	$(1,701,538)

BASIC AND DILUTED NET
LOSS PER COMMON SHARE	$(0.06)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	21,752,375	14,335,771

The accompanying notes are an integral part of these statements

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARY
(An Exploration Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

PERIOD FROM INCEPTION (AUGUST 11, 2000) TO DECEMBER 31, 2003

	Common Shares	Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage

INCEPTION, August 11, 2000	-	$-	$-	$-

Common stock issued at $0.005 per share	10,000,000	10,000	40,000	-
Common stock issued at $0.35 per share	1,332,429	1,332	465,018	-
Net loss	-	-	-	(10,004)

BALANCES, December 31, 2000	11,332,429	11,332	505,018	(10,004)

Net loss	-	-	-	(43,587)

BALANCES, December 31, 2001	11,332,429	11,332	505,018	(53,591)

Common stock issued at $0.50 per share	880,000	880	439,120	-
Recapitalization (Note 1)	7,090,000	7,090	402,313	-
Common stock issued at $1.40 per share	280,000	280	391,720	-
Issuance of stock warrants as compensation	-	-	219,600	-
Net loss	-	-	-	(428,554)

BALANCES, December 31, 2002	19,582,429	19,582	1,957,771	(482,145)

Common stock issued at $1.40 per share	720,000	720	1,007,280	-
Exercise of options at $0.50 per share	70,000	70	34,930	-
Conversion of debentures at $2.00	121,345	121	242,569	-
Conversion of debentures at $1.00	450,016	450	449,566	-
Common stock issued at $2.82 per share	602,835	603	1,699,392	-
Common stock issued at $3.20 per share	2,754,695	2,755	8,812,269
Issuance of stock options as compensation	-	-	455,375	-
Less: share issue costs	-	-	(892,547)	-
Net loss	-	-	-	(1,219,393)

BALANCES, December 31, 2003	24,301,320	$24,301	$13,766,605	$(1,701,538)

The accompanying notes are an integral part of these statements.

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2003	Year Ended December 31, 2002	Period from Inception (August 11,2000) Through December 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,219,393)	$(428,554)	$(1,701,538)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accrued interest on convertible debentures	22,307	13,889	49,061
Stock options issued as compensation	455,375	219,600	674,975
Depreciation and amortization	3,571	59	3,630
Decrease in exploration advance	-	6,719	-
Increase in prepaid expenses	(22,670)	(2,698)	(26,986)
Increase (decrease) in accounts payable
and accrued expenses	429,080	(67,965)	722,782

Net cash used in
operating activities	(331,730)	(258,950)	(278,076)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(16,605)	(3,100)	(19,705)
Acquisition and exploration of oil and
gas properties	(2,117,087)	(917,003)	(4,267,171)

Net cash used in
investing activities	(2,133,692)	(920,103)	(4,286,876)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in due to related parties	(7,051)	30,675	228,507
Cash received on recapitalization	-	15,896	15,896
Proceeds from issuance of common stock, net of offering costs	10,665,472	832,000	12,013,821
Proceeds from long-term debt	-	376,202	586,202

Net cash provided by
financing activities	10,658,421	1,254,773	12,844,426

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,192,999	75,720	8,279,474

CASH AND CASH EQUIVALENTS, beginning of period	86,475	10,755	-

CASH AND CASH EQUIVALENTS, end of period	$8,279,474	$86,475	$8,279,474

The accompanying notes are an integral part of these statements

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Year Ended December 31, 2003	Year Ended December 31, 2002	Period from Inception (August 11, 2000) Through December 31, 2003

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Note payable converted to convertible debenture	$-	$201,510	$201,510

Advances received on long-term debt relieved upon reverse acquisition	$-	$586,202	$586,202

Conversion of convertible debentures including interest to common stock	$692,706	$-	$692,706

The Company acquired 72 % of the capital stock of Adriatic Holdings Limited for
100% of the capital of Heartland Oil & Gas, Inc. in a reverse acquisition (See Note 1).
In connection with the reverse acquisition, liabilities were assumed as follows:

Fair value $454,401
Cash acquired 15,896
Liabilities assumed $438,505

The accompanying notes are an integral part of these statements

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -    ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization

On April 10, 2002, Adriatic Holdings Limited ("Adriatic") entered into a letter of intent to acquire all of the shares of Heartland Oil and Gas Inc., a Nevada corporation ("Heartland"). Heartland was incorporated in the State of Nevada on August 11, 2000 and its principal business activity consists of exploration and development of oil and gas properties in the United States to determine whether they contain economically recoverable resources. The Company is currently in the exploration stage and has not generated revenue from its operations. Effective September 17, 2002, the acquisition of Heartland by Adriatic was completed through the issuance of one share of Adriatic common stock for each share of Heartland outstanding. At the time of the acquisition, Adriatic had 7,090,000 shares of common stock outstanding. Adriatic issued 12,212,429 shares of common stock to the shareholders of Heartland, and as a result, the Company had 19,302,429 shares of common stock outstanding immediately after the acquisition. As part of the exchange agreement, Adriatic changed its name to Heartland Oil & Gas Corp.

The acquisition of Heartland by Adriatic is considered a reverse acquisition and accounted for under the purchase method of accounting. Under reverse acquisition accounting, Heartland is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of Adriatic. Assets acquired and liabilities assumed are reported at their historical amounts.

The consolidated financial statements include the accounts of Adriatic since the date of the reverse acquisition (September 17, 2002) and the historical accounts of its wholly owned subsidiary, Heartland Oil and Gas Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has suffered recurring losses from operations and has accumulated a deficit of $1,701,538 since its inception on August 11, 2000. The Company has raised approximately $10,665,000 during 2003 and as mentioned in Note 9 to the financial statements, the Company has raised an additional $3,184,976 in 2004. The Company has sufficient working capital to fund its current operations through 2004. Since inception, the Company has funded operations through the issuance of capital stock and debt. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from its oil and gas drilling activities.

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

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 -   ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of December 31, 2003, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be amortized. As of December 31, 2003, and 2002 all of the Company's oil and gas properties were unproved and were excluded from amortization. At December 31, 2003 and 2002, none of the Company’s unproved oil and gas properties were considered impaired.

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions. No impairment existed as of December 31, 2003 and 2002.

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

Fair Value of Financial Instruments

Substantially all of the Company's assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Estimates of fair value are made at a specific point in time, based on relative market information and information about the financial instrument, specifically, the value of the underlying financial instrument. Assets that are recorded at fair value consist largely of cash and other assets, which are carried at contracted amounts that approximate fair value. Oil and gas properties are valued as discussed above. The Company's liabilities consist of short-term liabilities and notes payable recorded at contracted amounts that approximate fair value.

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 -   ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Loss Per Share

Earnings per share requires presentation of both basic earnings per common share and diluted earnings per common share. Due to the Company recognizing losses to date, common stock equivalents have not been included in the weighted average calculation since their effect would be anti-dilutive.

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

Recent Accounting Pronouncements

A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, Heartland has included the costs of such mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, Heartland would be required to reclassify approximately $2,372,337 at December 31, 2003 and $917,003 at December 31, 2002 from oil and gas properties and into a separate intangible assets line item. Heartland’s cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full-cost accounting rules.

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 -   ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Such standard requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income. Upon adoption of SFAS No. 145, the Company will reclassify any extraordinary gains and losses on the extinguishments of debt recorded in prior periods to continuing operations. The adoption of SFAS 145 did not have a material effect on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on the Company’s financial position or results of operations.

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This standard amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This standard also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 are required to be included in the summary of significant accounting policies.

In May, 2003, SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not effect the Company’s financial position or results of operations.

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2 -   RELATED PARTY TRANSACTIONS

Amounts due to related parties at December 31, 2003 and 2002 are as follows:

	December 31, 2003	December 31, 2002

Advances payable to officers and directors, non-interest bearing,
unsecured and no due date	$ 7,027	$ 14,078

During the years ended December 31, 2003 and 2002, the Company paid certain officers and directors management and consultant fees of $101,000 and $30,000, respectively.

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

Information with respect to all options is as follows:

	Compensation Plan	Other Options and Warrants	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Life

Available

Balance at December 31, 2001	500,000	-	$0.35	$ 0.35	4.92 years
Granted	670,000	280,000	0.50 – 1.75	0.87

Balance at December 31, 2002	1,170,000	280,000	0.35 – 1.75	0.69	3.58 years
Granted	100,000	2,970,127	0.50 – 3.84	2.73
Exercised	(70,000)	-	0.50	0.50

Balance at December 31, 2003	1,200,000	3,250,127	$0.35 – 3.84	$2.10	2.05 years

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 3 -   STOCK OPTIONS (continued)

	Compensation Plan	Other Options and Warrants	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Life

Exercisable

Number of options exercisable
at December 31, 2002	680,000	280,000	$0.35 – 0.50	$0.79	3.58 years

Number of options exercisable
at December 31, 2003	972,500	3,250,127	$0.35 – 0.50	$2.18	1.95 years

At December 31, 2003 and 2002 respectively, 400,000 and 500,000 share options were available for future grant under the Plan.

The Company measures compensation cost under APB 25 based on the intrinsic value of the options at the grant date. The options which vested in 2003 and 2002 had an exercise price range of $0.50 to $2.00 when the market value of the underlying common stock ranged from $1.72 to $2.83 which resulted in compensation cost recognized by the Company of $455,375 and $219,600 for the years ended December 31, 2003 and 2002.

Had the Company measured compensation cost based on the fair value of the options at the grant date for 2003 and 2002 consistent with the method prescribed by SFAS 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:

	Year Ended December 31, 2003	Year Ended December 31, 2002

Net loss, as reported	$ (1,219,393)	$ (428,554)

Add: Stock-based employee compensation expense included in reported
net income, net of related tax effects	455,375	219,600

Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects	(593,380)	(297,874)

Pro forma net loss	$ (1,357,398)	$ (506,828)

	Year Ended December 31, 2003	Year Ended December 31, 2002

Net loss per share:
Basic and diluted loss per common share
As reported	$ (0.06)	$ (0.03)
Pro forma	(0.06)	(0.03)

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 3 -   STOCK OPTIONS (continued)

The fair value of each option grant was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions for 2003 and 2002: risk-free interest rate of 2.8% (2002 – 1.66%); no dividend yield; expected lives of 4 to 5 years; and volatility of 76% (2002 – 75%).

NOTE 4 -   STOCKHOLDERS' EQUITY

On September 11, 2000, the Company completed a private placement of 10,000,000 common shares at a price of $0.005 per share for proceeds of $50,000. On October 20, 2000 and November 21, 2000 the Company completed additional private placements of 356,429 and 976,000 common shares at $0.35 per share for proceeds of $466,350.

In April 2002, prior to the reverse acquisition with Adriatic (see Note 1), the Company completed a private placement of 880,000 shares of common stock at a $0.50 per share for proceeds of $440,000. On September 17, 2002, the Company completed its reverse acquisition with Adriatic by Adriatic issuing 12,212,429 to the shareholders of Heartland.

In October 2002, the Company commenced a private placement of units (one common share and one common stock purchase warrant exercisable at a price of $1.75 per share until August 30, 2004) at a price of $1.40 per unit. As of December 31, 2002, the Company sold 280,000 units for proceeds of $392,000.

During the year ended December 31, 2003 the following transactions occurred:

•In March 2003, the Company sold 690,000 units at $1.40 for proceeds of $966,000.

•The Company sold 30,000 units at $1.40 for proceeds of $42,000 in May 2003. This sale concluded the “Regulation S” private placement of 1,000,000 units at $1.40 per unit.

•The Company issued 121,345 units at a price of $2.00 for the conversion of $242,690 (including interest of $20,242) outstanding on a convertible debenture. Each unit consists of one share of common stock and one common stock purchase warrant, exercisable at $2.00 per share expiring on December 31, 2004.

•In June 2003, the Company issued 602,835 units at $2.82 per unit for proceeds of approximately $1,700,000 from a private placement. Each unit consisted of one share of common stock and one-half share purchase warrant exercisable at $3.38 per warrant expiring on June 23, 2006.

•A convertible debenture for $450,016 (including interest of $15,016) was converted into 450,016 units at a price of $1.00 per unit on June 30, 2003. Each unit consists of one share of common stock and one common stock purchase warrant, exercisable at $1.00 per share expiring on December 31, 2004.

•In August 2003 the Company issued 2,754,695 units at $3.20 per unit for proceeds of $8,815,024 pursuant to a private placement. Each unit consists of one share of common stock and one-half share purchase warrant exercisable at $3.84 per warrant expiring on August 19, 2006.

•During the year ended December 31, 2003 the Company issued 70,000 shares at $0.50 per share for proceeds of $35,000 from the exercise of stock options.

As of December 31, 2003, none of the warrants had been exercised.

 HEARTLAND OIL & GAS CORP.
AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 4 -   STOCKHOLDERS' EQUITY (continued)

On August 20, 2003, the Company announced that it had entered into agreements in principle relating to the issuance and sale of 995,305 units at a purchase price of $3.20 per unit for total aggregate proceeds of $3,184,979. Each unit is comprised of one share of Series A Preferred convertible shares and one stock purchase warrant to purchase one-half of one share of common stock for the additional consideration of $3.84 per share. Each preferred share is convertible into one common share for no additional consideration. The closing of the preferred share offering was subject to the Company entering into definitive agreements and amending its authorized capital to create the class of preferred shares, which received shareholder approval (See Note 9).

NOTE 5 -   CONVERTIBLE DEBENTURES AND LONG-TERM DEBT

On May 6, 2002, Adriatic issued a convertible debenture to an unrelated party in the amount of $435,000, bearing interest at 7%, and principal and interest due December 1, 2003. The convertible debenture was convertible at the option of the debenture holder into units (consisting of one share of common stock and one warrant to purchase one share of common stock) at $1.00 per unit. This debenture was considered to have an embedded beneficial conversion feature because the conversion price was less than the quoted market price at the time of the issuance. Accordingly, the beneficial conversion feature was valued separately and the intrinsic value, essentially interest, was recorded as a charge to operations in the amount of $108,750 with a corresponding credit to additional paid-in capital. This transaction occurred before the acquisition of Heartland by Adriatic and therefore, is not included in the accompanying statements of operations.

On June 30, 2003 the Company issued 450,016 units (one share of common stock and one common stock purchase warrant) at a price of $1.00 per unit for the conversion of $450,016 (including interest of $15,016) outstanding on the convertible debenture.

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

On June 30, 2003 the Company issued 121,345 units (one share of common stock and one common stock purchase warrant) at $2.00 per unit for the conversion of $242,690 (including interest of $20,242) outstanding on this convertible debenture.

NOTE 6 -   INCOME TAXES

As of December 31, 2003, the Company had approximately $1,295,000 in pretax U.S. federal and state net operating loss carryforwards, expiring through the 2023. A portion of such net operating loss carryforwards were incurred prior to the September 17, 2002, the reverse acquisition date of the Company, and as such, management of the Company anticipates limitations to the use of these carryforwards under Internal Revenue Code Section 382.

 HEARTLAND OIL & GAS CORP.
AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 6 -   INCOME TAXES (continued)

The Company provides for deferred taxes arising from temporary differences in the book and tax carrying amounts of assets and liabilities. Temporary differences arise primarily from differences in reporting stock based compensation and intangible drilling and completion costs.

The deferred tax assets that result from such operating loss carryforwards and temporary differences of approximately $760,000 and $256,000 at December 31, 2003 and 2002, respectively, have been fully reserved for in the accompanying consolidated financial statements as follows. For the years ended December 31, 2003 and 2002, the valuation allowance established against the deferred tax assets increased by 504,000 and $215,000, respectively.

	Year Ended December 31, 2003	Year Ended December 31, 2002

Deferred tax liabilities:	$ -	$ -

Deferred tax assets:
Net operating loss deduction	$ 500,000	$ 125,000
Stock based compensation	260,000	131,000

Total deferred tax assets	760,000	256,000
Valuation allowance	(760,000)	(256,000)

	$ -	$ -

Reconciliation of the differences between the statutory tax rate and the effective tax rate is as follows:

	Year Ended December 31, 2003	Year Ended December 31, 2002

Federal statutory tax (benefit) rate	(34%)	(34%)

State taxes, net of federal tax (benefit) rate	(4.57%)	(4.57%)

Effective tax rate	(38.5%)	(38.5%)

Valuation allowance	(38.5%)	(38.5%)

Effective income tax rate	-	-

HEARTLAND OIL & GAS CORP.
AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 7 -   OIL AND GAS PROPERTIES, UNPROVED

The expiration dates of the Company's oil and gas leases range from dates in 2004 through 2007. Certain oil and gas leases may be extended by another one or two terms by the execution of options on these leases. In addition, the Company is required to pay delay rentals on certain leases. For the years ending December 31, 2004, 2005 and 2006, approximately $16,000 per year will be required to be paid on these leases.

The total costs incurred and excluded from amortization are summarized as follows:

	Acquisition Costs	Exploration Costs	Total

Costs incurred during periods ended:
December 31, 2003	$ 839,081	$ 1,278,006	$2,117,087
December 31, 2002	917,003	-	917,003
December 31, 2001	506,253	591,875	1,098,128
December 31, 2000	110,000	24,953	134,953

Totals	$ 2,372,337	$ 1,894,834	$ 4,267,171

At December 31, 2003, all of the Company’s oil and gas properties are considered unproven. Based on the status of the Company’s exploration activities, including the drilling of exploratory test wells, management has determined that no impairment has occurred.

NOTE 8-   COMMITMENTS

The Company leases a facility in Vancouver, British Columbia under a non-cancelable operating lease. The lease commenced on February 1, 2004 and will expire on February 29, 2008. As of December 31, 2003, future minimum lease payments are as follows:

Year	Amount

2004	$ 41,486
2005	45,258
2006	45,258
2007	45,258
2008	7,543

$184,803

The Company paid $32,168 for rent expense for the year ended December 31, 2003.

NOTE 9-   EVENT SUBSEQUENT TO BALANCE SHEET DATE

During January and February of 2004 the Company completed an offering of its Series A Preferred Convertible Stock. The shares were issued along with a stock purchase warrant to purchase one half of one share of common stock at an exercise price of $3.84 per share. The Series A Preferred Stock is convertible into one share of common stock at no additional consideration. The Company received proceeds of $3,184,979 pursuant to this offering.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2003. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.
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
Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with theCompany	Age	Date First Elected or Appointed
Richard Coglon	President and Director	43	September 18, 2002
Robert Knight	Chief Financial Officer, Secretary and Director	47	September 1, 1998

Donald Sharpe	Director	46	September 18, 2002

Randall Buchamer	Director	46	October 24, 2002
Michael Bodino	Director	34	October 16, 2003

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Richard Coglon - President and Director

Mr. Coglon has been the President and a director of our company since September 18, 2002. He has also been the President, Secretary-Treasurer and a director of our subsidiary, Heartland Oil and Gas Inc. since August 11, 2000. Mr. Coglon graduated from the University of Alberta in 1982 with a Bachelor of Commerce. In 1983 he then attended the University of Victoria and received his Bachelor of Laws degree in 1986. Mr. Coglon was called to the Bar in British Columbia, Canada in 1987 and began his specialty in the areas of corporate finance and securities law. On January 1, 2003 Mr. Coglon ceased the active practice of law to concentrate on the business of Heartland and his other business ventures.

In 1995 Mr. Coglon co-founded Velvet Exploration Ltd., as a start-up oil exploration and production company. Velvet was eventually listed on the Toronto Stock Exchange and ultimately sold in August of 2001 in a “friendly takeover transaction” with El Paso Energy for approximately $450 Million. Mr. Coglon also serves as a director of Bradner Ventures Ltd. a NASD (OTCBB) company.

Robert Knight - Chief Financial Officer, Secretary, Treasurer and Director

Mr. Knight has served as the Secretary-Treasurer and a director of our company since July 1998. Mr. Knight served as President of our company from 1998 until September 2002. Mr. Knight has served as a director of Invisa Inc. since September 1998 and as the President and Secretary-Treasurer from September 1998 to January 2000. Mr. Knight has served as President, Secretary-Treasurer and Director of Navitrak International Corporation (fka Blackstone Holdings Ltd.) since November 2003. Mr. Knight served as President, Secretary-Treasurer and director of Retinapharma International Inc., from March 14, 2000 until December 2003. From September 1, 1998 to June 12, 1999 he served as President, Secretary-Treasurer and director of Silverwing Systems Corporation. From September 1, 1998 Mr. Knight served as President and director of Centaur BioResearch, Inc. From June 24, 1997 to February 1, 1999, he was the President and director of ANM Holdings Corporation. Additionally, Mr. Knight has served as a director of FlashPoint International, Inc. since October 2001. Mr. Knight has 20 years of experience in the public company arena and corporate finance. In all of these positions, Mr. Knight had the responsibility to manage all of the affairs of each of these companies; to ensure the operation of the business, interact with legal counsel and auditors, and the preparation of all documents to be filed with any regulatory bodies.

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

In 1987, Mr. Sharpe moved into the then new field of gas marketing where he was responsible for the direct marketing of Suncor’s gas to industrial, commercial and utility customers in the United States and Eastern Canada. In this position, Mr. Sharpe negotiated and completed gas contracts with some of North America’s biggest industrial customers. The position required negotiating skills, an understanding of the North American pipeline infrastructure, and an appreciation for the dynamics of natural gas supply and demand. Mr. Sharpe continued his formal education and received a Certificate in Business Management from the University of Calgary in 1989.

In 1990, Mr. Sharpe returned to exploration at Suncor in the position of group leader for British Columbia exploration. In this position, Mr. Sharpe managed a team of professionals in land, geology and geophysics and was responsible for the planning, budgeting and execution of the team’s exploration program. Mr. Sharpe continued his education and graduated from the Banff School of Advanced Management in 1991.

In 1994, Mr. Sharpe left Suncor and returned to Vancouver to found and run a number of public companies. Operating under the umbrella of D. Sharpe Management Inc., Mr. Sharpe has consulted to, managed and served as a director of a number of start-up oil and gas companies including Patriot Petroleum Corp. and Gemini Energy Inc., Velvet Exploration Inc., Netco Energy Inc. and Nation Energy Ltd.

Mr. Sharpe is a member of the Association of Professional Engineers, Geologists and Geophysicists of Alberta and the Canadian Society of Exploration Geophysicists.

Michael Bodino – Director

Mr. Bodino has been a director of our company since October 16, 2002. Mr. Bodino is currently a senior vice president and senior exploration and production research analyst with Sterne, Agee & Leach Inc. of New Orleans, Louisianna. In this capacity Mr. Bodino is responsible for developing and implementing corporate development strategies including mergers, acquisitions, and other financial advisory services; developing investment banking opportunities within the energy sector; and research. From 1993 to 1999 Mr. Bodino had served as a research analyst for San Jacinto Securities, Inc., of Dallas, Texas. From 1999 to 2003 Mr. Bodino was a director of Energy Investment Banking for Hibernia Southeast Capital Inc. of New Orleans, Louisiana.

Mr. Bodino holds an MBA in finance from Texas Christian University and a B.S., Bachelor of Science in Economics from Louisiana State University in Shreveport. Mr. Bodino is a member of the William Conner Foundation, a member of the National Association of Petroleum Investment Analysts (NAPIA).

Randall Buchamer - Director

Mr. Buchamer has been a director of our company since October 24, 2002. Mr. Buchamer has been the Chief Executive Officer of Voice Mobility Inc., a unified communications company, since August 21, 2001 and was the Chairman of Voice Mobility Inc. until January, 2003. Mr. Buchamer was a self-employed business consultant from April 2000 to August 2001. Mr. Buchamer has been a director of User Friendly Media from September 2000. From March 1999 to April 2000 Mr. Buchamer was the Managing Director, Operations of The Jim Pattison Group and was responsible for supporting the operations of the companies owned by The Jim Pattison Group. Prior to joining The Jim Pattison Group, Mr. Buchamer was the Vice-President and Chief Operating Officer for Mohawk Oil from March 1988 to March 1999.

Mr. Buchamer holds an Executive Management Development Degree (Condensed EMBA) from Simon Fraser University and attended the University of Illinois, Chicago taking Business Administration (Marketing and Finance).

Messrs. Coglon and Sharpe are significant employees and the loss of either of these employees would have an adverse impact on our future developments and could impair our ability to succeed.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

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

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Tem 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

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

Code of Ethics

Effective March 25, 2004, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president (being our principal executive officer) and our company's secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3) compliance with applicable governmental laws, rules and regulations;

(4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5) accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal , provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Heartland Oil and Gas Corp., Suite 1925, 200 Burrard Street, Vancouver, British Columbia, Canada V6C 3L6.

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

(the "Named Executive Officers") are set out in the summary compensation table below.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation (1)

					Awards		Payouts

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Other Annual Compensation (US$) (1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts (US$)	All Other Compensation

Richard Coglon President(2)	2003	$42,000	Nil	Nil	N/A	Nil	Nil	Nil
	2002	$8,000(3)	Nil	Nil	500,000(5)	Nil	Nil	Nil
	2001	$12,000(4)	Nil	Nil	N/A	Nil	Nil	Nil

Robert Knight Chief Financial Officer(6)	2003	$15,000	Nil	Nil	100,000(8)	Nil	Nil	Nil
	2002	$15,000(7)	Nil	Nil	50,000(8)	Nil	Nil	Nil
	2001	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2) Mr. Coglon has served as our President since September 18, 2002.

(3) Upon becoming our President, Mr. Coglon received $2,000 per month for providing management services to our company until June 2003. He now is under contract and receives $5,000 per month.

(4) Mr. Coglon received $1,000 per month for providing management services to our subsidiary, Heartland Oil and Gas Inc.

(5) Richard Coglon received 500,000 options at $0.35 on December 2, 2002 pursuant to the Additional 2002 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan.

(6) Mr. Knight has served as our Chief Executive Officer from July 9, 1998 to September 17, 2002 at which time he was appointed to the position of Chief Financial Officer.

(7) Mr. Knight received $1,250 per month for providing management services to our company.

(8) Mr. Knight received 50,000 options at $0.50 in December 2002 and 100,000 options: 50,000 options at $0.50 and 50,000 at $2.00 in June 2003 pursuant to the 2001 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan and the 2003 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan as compensation for serving as our Chief Financial Officer.

The following table sets forth for each of the Named Executive Officers certain information concerning stock options granted to them during fiscal 2002. We have never issued stock appreciation rights.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year(1)	Exercise Price ($/Share)	Expiration Date

Robert Knight Chief Financial Officer	100,000	100%	$0.50 and $2.00(2)	June 5, 2008

(1) The denominator (of 100,000) was arrived at by calculating the net total number of new options awarded during the year.

(2) In June 2003, Mr. Knight received 100,000 options of which 50,000 are exercisable at $0.50 and 50,000 are exercisable at $2.00 pursuant to the 2001 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan and the 2003 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan.

The following table sets forth for each Named Executive Officer certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2003. No named Executive Officer exercised options during fiscal 2003.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

Name	Shares Acquired on Exercise (#)	Aggregate Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable / Unexercisable		Value of Unexercised In-the -Money Options/SARs at FY-end ($) Exercisable / Unexercisable(1)

			Exercisable	Unexercisable	Exercisable	Unexercisable

Richard Coglon	Nil	Nil	500,000	0	$1,725,000	$0

Robert Knight	Nil	Nil	112,500	37,500	$315,000	$105,000

(1) The values for “in-the-money” options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2003 ($3.80 per share on NASD OTCBB) and the exercise price of the individual’s options.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

There are no employment agreements between us or any of our subsidiaries and the Named Executive Officers.

Our company has no plans or arrangements in respect of remuneration received or that may be received by Named Executive Officers of our company in fiscal 2003 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per Named Executive Officer.

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

During the year ended December 31, 2003 we paid $42,000 to Richard Coglon for the services he provided to our company in his capacity as President and a director of our company. We also paid $15,000 to Robert Knight for the services he provided to our company in his former capacity as the President and his current capacity as Chief Financial Officer, Secretary, Treasurer and a director of our company.

Donald Sharpe, a director of our company, earns consulting fees through D. Sharpe Management Inc., a company wholly-owned and controlled by him. We paid D. Sharpe Management Inc. $2,000 per month for consulting services, which was increased to $5,000 per month commencing July 1, 2003. As well, he retains a 1% non-convertible overriding royalty on production from leases acquired by our company in Forest City Basin.

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

The fair value of each option granted in 2003 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; volatility of 75%; risk-free interest rate of 76% and an expected life of four to five years.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of March 23 2004, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Richard L. Coglon 5548 Parthenon Place West Vancouver, BC Canada V7W 2V7	850,000 (2)(3)	3.44%

Donald Sharpe Suite 1925, 200 Burrard Street Vancouver, BC, Canada V6C 3L6	582,500(4)	2.37%

Robert Knight 114 W. Magnolia Street, Suite 446 Bellingham, WA 98225	144,300 (5)	*

Randall Buchamer Suite 1925, 200 Burrard Street Vancouver, BC V6C 3L6	54,500 (6)	*

Michael Bodino Suite 1925, 200 Burrard Street Vancouver, BC V6C 3L6	50,000 (7)	*

Directors and Executive Officers as a Group	1,681,300	6.65%

*Less than 1%.

(1)   Based on 24,391,321 shares of common stock issued and outstanding as of March 23, 2004. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)   Includes options to acquire an aggregate of 470,000 shares of common stock, exercisable within sixty days.

(3)   The 350,000 shares of common stock held by Richard Coglon are the subject of a divorce judgement whereby Mr. Coglon’s ex-wife is entitled to claim one-half ownership. This judgement is under appeal.

(4)   Includes options to acquire an aggregate of 232,500 shares of common stock, exercisable within sixty days.

(5)   50,000 of these shares of common stock are held by Knight Financial Ltd., a company wholly-owned by Robert Knight. Also includes options to acquire an aggregate of 82,500 shares of common stock exercisable within sixty days.

(6)   Includes options to acquire an aggregate of 50,000 shares of common stock exercisable within sixty days.

(7)   Includes options to acquire an aggregate of 50,000 shares of common stock exercisable within sixty days.

Equity Compensation Plan Information

As at December 31, 2003 we have three compensation plans in place, entitled 2001 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan, 2002 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan and the Additional 2002 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan. These plans have not been approved by our security holders.

Number of Securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for further issuance

1,200,000(1)	$2.10	400,000

(1)   Total number of options granted pursuant to all three of our compensation plans as of December 31, 2003.
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

Over the year ended December 31, 2003, our company incurred consulting and management fee expenses in the amount of $57,000. The consulting and management fee expenses were charged by Richard Coglon and Robert Knight, directors of our company. Pursuant to a consulting agreement with our company dated July 1, 2003, Richard Coglon receives $5,000 per month for the services he provides to our company. Pursuant to an oral consulting agreement with our company Mr. Knight currently receives $1,250 per month for the services he provides to our company. Pursuant to a consulting agreement with our company dated July 1, 2003, D. Sharpe Management Inc., a company wholly-owned by Donald Sharpe, a director of our company, receives $5,000 per month for consulting services.

In October 2002 we converted a note payable to one of our shareholders in the amount of $200,000 plus accrued interest to a convertible debenture in the amount of $222,448 bearing interest at 7% per annum. This convertible debenture was due on December 31, 2004 but was converted on June 30, 2003 into shares of common stock and share purchase warrants.

Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

On July 7, 2003 we filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing an application to list on The American Stock Exchange and the completion of a $2,500,000 private placement.

Exhibits Required by Item 601 of Regulation S-B

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws of Adriatic Holdings Ltd. (1)
3.3	Certificate of Amendment to Articles of Incorporation effective November 4, 2002 (2)
3.4	Certificate of Designation for shares of Series A Convertible Preferred Stock, effective December 18, 2003 (9)
10.1	Share Exchange Agreement between Adriatic Holdings Ltd., Heartland Oil and Gas Inc. and the shareholders of Heartland Oil and Gas Inc., dated July 31, 2002 (3)
10.2	Form of Oil and Gas Lease (4)
10.3	Managing Dealers Agreement, dated June 19, 2003, between Heartland Oil and Gas Corp. and C.K. Cooper and Company, Inc.(5)
10.4	Managing Dealers Agreement, dated July 29, 2003 between Heartland Oil and Gas Corp. and C.K. Cooper and Company, Inc. (8)
10.5	Form of Subscription Agreement in connection with private placements on June 24 and June 30, 2003 (5)
10.6	Form of Subscription Agreement in connection with private placement on August 19, 2003 (6)
10.7	Consulting Agreement dated July 1, 2003, between Heartland Oil and Gas Corp. and Donald Sharpe (8)
10.8	Consulting Agreement dated July 1, 2003, between Heartland Oil and Gas Corp. and Richard Coglon (8)
10.9	Letter Agreement between Topeka-Atchison Gas & Illuminating LLC with Heartland Oil and Gas Inc., dated August 25, 2000 (8)
10.10	Form of Oil and Gas Lease with Option (7)
10.11*	Form of Subscription Agreement in connection with the private placement of preferred stock
14.1*	Code of Business Conduct and Ethics
21.1	Heartland Oil and Gas Inc., a company incorporated pursuant to the laws of the State of Nevada
23.1*	Consent of Staley Okada and Partners on Heartland Oil and Gas Corp.
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 for Richard Coglon
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 for Robert Knight
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 for Richard Coglon
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 for Richard Coglon

*Filed herewith.

(1)   Incorporated by reference to the company’s Form SB-2 Registration Statement filed with the Securities and Exchange Commission on October 23, 2001.

(2)    Incorporated by reference to the company’s Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2002.

(3)   Incorporated by reference to the company’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2002.

(4)   Incorporated by reference to the company’s Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2003.

(5)   Incorporated by reference to the company’s Form 10-QSB filed with the Securities and Exchange Commission on July 28, 2003.

(6)   Incorporated by reference to the company’s Form 8-K filed with the Securities and Exchange Commission on August 21, 2003.

(7)   Incorporated by reference to the company’s Form 10-KSB/A filed with the Securities and Exchange Commission on October 22, 2003.

(8)   Incorporated by reference to the company’s Form SB-2 Registration Statement filed with the Securities and Exchange Commission on August 29, 2003, as amended.

(9)   Incorporated by reference to the company’s Form SB-2 Registration Statement filed with the Securities and Exchange Commission on February 17, 2004.

Item 14. Principal Accountant Fees and Services

Audit Fees

Our board of directors had appointed Spicer Jeffries LLP as independent auditors to audit our financial statements for the current fiscal year. The aggregate fees billed by Spicer Jeffries LLP for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-KSB for the fiscal years ended December 31, 2003 and December 31, 2002 were $15,000 and $12,000, respectively.

Audit Related Fees

For the fiscal years ended December 31, 2003 and December 31, 2002, the aggregate fees billed for assurance and related services by Spicer Jeffries LLP relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $8,513 and $5,700 respectively.

Tax Fees

For the fiscal years ended December 31, 2003 and December 31, 2002, the aggregate fees billed for tax compliance, by Spicer Jeffries LLP were $1,850.

All Other Fees

For the fiscal years ended December 31, 2003 and December 31, 2002, the aggregate fees billed by Spicer Jeffries LLP for other non-audit professional services, other than those services listed above, totaled $3,750 and $1,400, respectively. Substantially all the 2003 fees related to the review of registration statements submitted to the Securities and Exchange Commission, while substantially all of the 2002 fees related to assistance in responding to queries on our financial statements by the Securities and Exchange Commission.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Spicer Jeffries LLP is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

•approved by our audit committee; or

•entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of the fees billed by Spicer Jeffries LLP, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining Spicer Jeffries LLP independence.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTLAND OIL AND GAS CORP.

/s/Richard Coglon
_______________________________________________
By: Richard Coglon, President and Director
(Principal Executive Officer)
March 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Richard Coglon
_________________________________________
Richard Coglon, President and Director
(Principal Executive Officer)
March 29, 2004

/s/Robert Knight
_______________________________________________
Robert Knight, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
March 29, 2004
/s/Donald Sharpe
_________________________________________
Donald Sharpe, Director
March 29, 2004

/s/Randall Buchamer
_________________________________________
Randall Buchamer, Director
Mach 29, 2004

/s/Michael Bodino
_______________________________________________
Michael Bodino, Director
March 29, 2004

Return to Exhibit List

Exhibit 23.1

CONSENT OF INDEPENDENT AUDITORS
To the Board of Directors
Heartland Oil and Gas Corp.

We consent to the use of our audit report dated March 22, 2004 on the consolidated balance sheets of Heartland Oil and Gas Corp. as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended, for incorporation by reference in Heartland Oil and Gas Corp.'s Registration Statements on Form S-8, which report appears in the December 31, 2003 annual report on Form 10-KSB of Heartland Oil and Gas Corp.

/s/Staley Okada and Partners

Chartered Accountants
Vancouver, Canada
March 29, 2004

Return to Exhibit List

EXHIBIT 31.1

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard Coglon, President of Heartland Oil and Gas Corp., certify that:
1.   I have reviewed this annual report on Form 10-KSB of Heartland Oil and Gas Corp.;
2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
4.   The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a)   Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)   Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)   Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.   The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: March 29, 2004

/s/Richard Coglon

Richard Coglon, President and Chief Executive Officer
(Principal Executive Officer)

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert Knight, Chief Financial Officer of Heartland Oil and Gas Corp., certify that:
1.   I have reviewed this annual report on Form 10-KSB of Heartland Oil and Gas Corp.;
2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
4.   The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a)   Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)   Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)   Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.   The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: March 29, 2004

/s/Robert Knight
Robert Knight, Chief Financial Officer
(Principal Financial Officer)

Return to Exhibit List

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Richard Coglon, President and Chief Executive Officer of Heartland Oil and Gas Corp., and Robert Knight, Chief Financial Officer of Heartland Oil and Gas Corp., each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   the Annual Report on Form 10-KSB of Heartland Oil and Gas Corp. for the year ended December 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Heartland Oil and Gas Corp.

Dated: March 29, 2004

/s/Richard Coglon

Richard Coglon
President and Chief Executive Officer,
Heartland Oil and Gas Corp.

/s/Robert Knight

Robert Knight
Chief Financial Officer,
Heartland Oil and Gas Corp.

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Heartland Oil and Gas Corp. and will be retained by Heartland Oil and Gas Corp. and furnished to the Securities and Exchange Commission or its staff upon request.

