Form 10QSB
period 2004-03-31
HEARTLAND OIL & GAS CORP
filed 2004-05-14
CIK 1075636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period

Commission file number 000-32669

HEARTLAND OIL AND GAS CORP. (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-1918326 (I.R.S. Employer Identification No.)

Suite 1925, 200 Burrard Street Vancouver, British Columbia, Canada V6C 3L6 (Address of principal executive offices)

604.693.0177
(Issuer's telephone number)

Suite 1500, 885 West Georgia Street Vancouver, British Columbia, Canada V6C 3E8 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
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

24,391,321 common shares and 995,305 preferred stock issued and outstanding as of April 28, 2004

Transitional Small Business Disclosure Format (Check one):      Yes [X]     No [ ]

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited financial statements as of March 31, 2004 and for the three month periods ended March 31, 2004 and 2003 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with accounting principles generally accepted in the United States of America.

HEARTLAND OIL & GAS CORP.
(An Exploration Stage Company)

March 31, 2004

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to the Financial Statements	F-4

HEARTLAND OIL & GAS CORP.
(An Exploration Stage Company)

BALANCE SHEETS

	March 31, 2004	December 31, 2003

	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$10,114,459	$8,279,474
Prepaid expenses	15,850	27,011

Total current assets	10,130,309	8,306,485

OIL AND GAS PROPERTIES, unproven (Note 2)	4,870,668	4,267,171

EQUIPMENT, net of accumulated amortization of $5,303 and $3,030, respectively	18,233	16,075

TOTAL ASSETS	$15,019,210	$12,589,731

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$176,569	$493,336
Due to related parties (Note 4)	2,662	7,027

Total current liabilities	179,231	500,363

LONG-TERM LIABILITIES

Asset retirement obligations (Note 5)	34,000	-

TOTAL LIABILITIES	213,231	500,363

STOCKHOLDERS’ EQUITY (Note 3)

Preferred stock - $0.001 per value, 5,000,000 shares authorized,
995,305 and 0 shares issued and outstanding, respectively	995	-

Common stock - $0.001 per value, 100,000,000 shares authorized,
24,391,320 and 24,301,320 shares issued and outstanding, respectively	24,391	24,301

Additional paid-in capital	16,841,404	13,766,605

Deficit accumulated during the exploration stage	(2,060,811)	(1,701,538)

TOTAL STOCKHOLDERS’ EQUITY	14,805,979	12,089,368

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,019,210	$12,589,731

The accompanying notes are an integral part of these statements.

HEARTLAND OIL & GAS CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Period from Inception (August 11,2000) Through March 31, 2004

	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$-	$-	$-

EXPENSES

Professional fees	79,872	42,039	362,217
Management fees (Note 4)	47,617	11,000	141,617
Interest expense	-	3,839	67,206
Stock – based compensation (Note 1)	107,513	-	782,488
Travel and promotion	43,931	24,615	291,465
Office rent	11,760	6,707	43,928
Consulting (Note 4)	6,000	8,253	91,171
General and administrative	84,014	33,979	331,410

Total operating expenses	380,707	130,432	2,111,502

LOSS FROM OPERATIONS	(380,707)	(130,432)	(2,111,502)

OTHER INCOME
Interest income	21,434	-	50,691

NET LOSS	$ (359,273)	$(130,432)	$(2,060,811)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING	24,351,430	19,685,873

The accompanying notes are an integral part of these statements

HEARTLAND OIL & GAS CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Period from Inception (August 11, 2000) Through March 31, 2004

	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(359,273)	$(130,432)	$(2,060,811)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accrued interest on convertible debentures	-	11,348	49,061
Stock – based compensation	107,513	-	782,488
Depreciation, depletion and amortization	1,674	364	5,304
Decrease (increase) in prepaid expenses	11,161	(10,864)	(15,825)
Increase (decrease) in accounts payable and accrued expenses	(316,767)	(17,435)	406,015

Net cash used in operating activities	(555,692)	(147,019)	(833,768)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of computer equipment	(3,832)	(2,952)	(23,537)
Acquisition and exploration of oil and gas properties	(569,497)	(36,936)	(4,836,668)

Net cash used in investing activities	(573,329)	(39,888)	(4,860,205)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in due to related parties	(4,365)	6,873	224,142
Cash received on recapitalization	-	-	15,896
Proceeds from issuance of common stock, net of offering costs	40,500	476,400	12,054,321
Proceeds from issuance of preferred stock, net of offering costs	2,927,871	-	2,927,871
Proceeds from share subscriptions	-	490,000	-
Proceeds from long-term debt	-	-	586,202

Net cash provided by financing activities	2,964,006	973,273	15,808,432

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,834,985	786,366	10,114,459

CASH AND CASH EQUIVALENTS, beginning of period	8,279,474	86,475	-

CASH AND CASH EQUIVALENTS, end of period	$10,114,459	$872,841	$10,114,459

SUPPLEMENTAL NON-CASH INFORMATION

Increase in oil and gas properties from asset retirement obligations	$34,000	$-	$34,000

The accompanying notes are an integral part of these statements

HEARTLAND OIL & GAS CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Business and Going Concern

On April 10, 2002, Adriatic Holdings Limited ("Adriatic") entered into a letter of intent to acquire all of the shares of Heartland Oil and Gas Inc., a Nevada corporation ("Heartland"). Heartland was incorporated in the State of Nevada on August 11, 2000 and its principal business activity consists of exploration and development of oil and gas properties in the United States to determine whether they contain economically recoverable resources. The Company is currently in the exploration stage and has not generated significant revenues from its operations. Effective September 17, 2002, the acquisition of Heartland by Adriatic was completed through the issuance of one share of Adriatic common stock for each share of Heartland outstanding. At the time of the acquisition, Adriatic had 7,090,000 shares of common stock outstanding. Adriatic issued 12,212,429 shares of common stock to the shareholders of Heartland, and as a result, the Company had 19,302,429 shares of common stock outstanding immediately after the acquisition. As part of the exchange agreement, Adriatic changed its name to Heartland Oil & Gas Corp. The acquisition of Heartland by Adriatic is considered a reverse acquisition and accounted for under the purchase method of accounting. Under reverse acquisition accounting, Heartland is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of Adriatic. Assets acquired and liabilities assumed are reported at their historical amounts.

The consolidated financial statements include the accounts of Adriatic since the date of the reverse acquisition (September 17, 2002) and the historical accounts of its wholly owned subsidiary, Heartland Oil and Gas Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has suffered recurring losses from operations and has accumulated a deficit of $2,060,811 since inception on August 11, 2000. At March 31, 2004, the Company has working capital of $9,951,078, which is sufficient to fund the Company’s operations for the next twelve months. Since inception, the Company has funded operations through the issuance of capital stock and debt.  Management’s plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from its oil and gas drilling activities.

Basis of Presentation

The accompanying consolidated financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of March 31, 2004, and the related statements of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financials statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission.

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of March 31, 2004, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be amortized. As of March 31, 2004, all of the Company's oil and gas properties were unproved and were excluded from amortization. At March 31, 2004, none of the Company’s unproved oil and gas properties were considered impaired.

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions. No impairment existed as of March 31, 2004.

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

Had the Company measured compensation cost based on the fair value of the options at the grant date for the three-month period ended March 31, 2004 consistent with the method prescribed by SFAS 123, the Company’s net loss and loss per common share would have been increased to the pro forma amounts indicated below:

Three Months Ended March 31, 2004

Net loss, as reported	$ (359,273)

Add: Stock-based employee compensation expense included in reported
net income, net of related tax effects	107,513

Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects	(104,857)

Pro forma net loss	$ (356,617)

Three Months Ended March 31, 2004

Earnings per share:
Basic and diluted earnings (loss) per common share
As reported	$ (0.01)
Pro forma	(0.01)

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

HEARTLAND OIL & GAS CORP.
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

Recent Accounting Pronouncements

A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, Heartland has included the costs of such mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, Heartland would be required to reclassify approximately $2,664,261 at March 31, 2004 and $2,372,337at December 31, 2003 out of oil and gas properties and into a separate intangible assets line item. Heartland’s cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full-cost accounting rules.

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

NOTE 2-   OIL AND GAS PROPERTIES, UNPROVEN

The total costs incurred and excluded from amortization are summarized as follows:

	Acquisition Costs	Exploration Costs	Total

Costs incurred during periods ended:

March 31, 2004	$ 291,924	$ 311,573	$ 603,497
December 31, 2003	839,081	1,278,006	2,117,087
December 31, 2002	917,003	-	917,003
December 31, 2001	506,253	591,875	1,098,128
December 31, 2000	110,000	24,953	134,953

Totals	$ 2,664,261	$ 2,206,407	$ 4,870,668

At March 31, 2004, all of the Company’s oil and gas properties are considered unproven. Based on the status of the Company’s exploration activities, including the drilling of test wells, management has determined that no impairment has occurred.

HEARTLAND OIL & GAS CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 3-   STOCKHOLDERS' EQUITY

During the three-month period ended March 31, 2003 the Company completed the sale of 690,000 units at $1.40 per unit for proceeds of $966,000.

During the three-month period ended March 31, 2004 the Company issued 60,000 shares of common stock at $0.50 per share for proceeds of $30,000 and 30,000 shares of common stock at $0.35 per share for proceeds of $10,500 from the exercise of stock options.

During the three-month period ended March 31, 2004 the Company completed the sale of 995,305 units at $3.20 per unit for proceeds of $3,184,976, before issue costs. Each unit is comprised of one share of Series A Preferred convertible shares and one stock purchase warrant to purchase one-half of one share of common stock for the additional consideration of $3.84 per share. Each preferred share is convertible into one common share for no additional consideration.

NOTE 4-   RELATED PARTY TRANSACTIONS

Amounts due to related parties on the accompanying balance sheet as of March 31, 2004, are $2,662. This amount due from related parties represents non-interest bearing advances to directors and shareholders, with no fixed terms of repayment.

During the three-month period ended March 31, 2004, the Company paid or accrued $47,617 in management fees and $6,000 in consulting fees to directors of the Company.

HEARTLAND OIL & GAS CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for January 1, 2003. SFAS 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized costs is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized The following table summarizes the Company’s asset retirement obligation transactions during the three month period ended March 31, 2004.

Three Months Ended March 31, 2004

Beginning asset retirement obligations	$ -
Additions related to new properties	-
Liabilities incurred	34,000
Deletions related to property disposals	-
Accretion	-

Total asset retirement obligations	$ 34,000

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company leases a facility in Vancouver, British Columbia under a non-cancelable operating lease. The lease commenced on February 1, 2004 and will expire on February 29, 2008. Future minimum lease payments are as follows:

Amount

2004	$ 41,486
2005	45,258
2006	45,258
2007	45,258
2008	7,543

$ 184,803

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

Corporate History

Our company, Heartland Oil and Gas Corp., was incorporated in the State of Nevada on July 9, 1998, under the name Adriatic Holdings Ltd.

On September 17, 2002 we acquired all of the issued and outstanding stock of Heartland Oil and Gas Inc., a private Nevada Corporation, from its stockholders in exchange for 12,212,429 shares of our common stock. As a result, the former stockholders of Heartland Oil and Gas Inc. own a majority of our outstanding stock. Therefore, for accounting purposes, Heartland Oil and Gas Inc. was deemed to have acquired Adriatic Holdings Ltd. Heartland Oil and Gas Inc. survives as our wholly-owned subsidiary. Heartland Oil and Gas Inc. is an oil and gas exploration company that has interests in leases covering approximately 240,000 acres in central Kansas.

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

We are an exploration stage oil and gas company engaged in the exploration for and development of Coal Bed Methane in the “Soldier Creek Prospect” located in the Forest City Basin of northeast Kansas. Pursuant to several Oil and Gas Leases entered into with various parties, our “Soldier Creek” project encompasses approximately 240,000 acres of prospective frontier coal bed methane lands. We have a 100% working interest in all of these leases. Our net revenue interest in these leases is 84.5%, so as a result our net acreage is approximately 202,800 acres. Our “working interest” consists of our share of gross production, revenues, burdens, field operating costs and gathering and processing fees before deduction of royalties. Our “net revenue interest” means our working interest less the royalties that are payable. Heartland Oil and Gas Inc. holds the interests in the leases for the lands and operates the project. The expiration dates for the leases range from dates in 2004 through 2009. Certain of the leases may be extended upon the exercise of options on the leases. For the year ending December 31, 2004 we will be required to pay approximately $258,000 on the current leases. There are no lease option payments due in 2005 and for the year ending December 31, 2006 we will be required to pay approximately $355,076 on the current leases. In addition, we are obligated to pay delay rentals on certain leases of approximately $16,000 in 2004, 2005 and 2006.

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

We commenced the drilling of the first wells in our next three 5-well pilot programs on March 19, 2004. The drilling program consists of 15 new CBM wells and three new wells to be used for salt water disposal. The new 15 pilot wells are spaced across our acreage block in the Forest City and are intended to further define the productivity of our acreage for coalbed methane production.

As of March 31, 2004, two wells have been drilled, cased and logged and the rig is currently moving to the next location in the first 5-well pilot. The wells show an excellent section of thick lower Cherokee coals, which is the main producing formation in the coalbed methane wells in other parts of the Forest City/Cherokee Basin. We anticipate it will take approximately 30 days to drill each 5-well pilot program. Completion operations are being planned for each of the pilots and should start within 30 days of the completion of drilling in each pilot program.

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

The following discussion of our plan of operations for the three months ended March 31, 2004 and 2003 should be read in conjunction with our most recent audited annual financial statements, which form part of our annual report on Form 10-KSB filed on March 29, 2004, the unaudited interim financial statements forming part of this quarterly report, and, in each case, the notes thereto.

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

On January 13, 2004 we closed a private placement for the issuance and sale of 995,305 units at a purchase price of $3.20 per unit for total aggregate proceeds of $3,184,979. Each unit is comprised of one share of Series A Preferred Convertible Stock and one stock purchase warrant to purchase one-half of one share of common stock for the additional consideration of $3.84 per share for a period of three years. Each preferred share is to be convertible into one common share for no additional consideration. The preferred shares will not bear interest.

Our net cash provided by financing activities during the three month period ended March 31, 2004 was $2,964,006.

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

As at March 31, 2004, we had $179,231 in current liabilities. Our financial statements report a net loss of $359,273 for the three month period ended March 31, 2004 compared to a net loss of $130,432 for the three month period ended March 31, 2003. As a result, our accumulated loss increased to $2,060,811 during the period from inception to March 31, 2004. Our losses increased primarily as a result of stock-based compensation expenses and increased expenses associated with professional fees and administration activities. Stock-based compensation for the three month period ended March 31, 2004 was $107,513, as compared to $0l for the three month period ended March 31, 2003.

Our total liabilities as of March 31, 2004 were $213,231, as compared to total liabilities of $500,363 as of December 31, 2003. The decrease was due to a decrease in accounts payable and accrued liabilities, from $493,336 as at December 31, 2003 to $176,569 as at March 31, 2004.

During the three month period ended March 31, 2004 we spent $569,497 on exploration and acquisition of our oil and gas properties. Of this amount, $291,924 was attributable to acquisitions costs and $277,573 was attributable to explorations costs. We have capitalized these amounts on our balance sheet, in addition to $34,000 related to asset retirement obligations.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending March 31, 2005.

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

New Accounting Pronouncements

A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, Heartland has included the costs of such mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, Heartland would be required to reclassify approximately $2,664,261 at March 31, 2004 and $2,372,337 at December 31, 2003 from oil and gas properties and into a separate intangible assets line item. Heartland’s cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full-cost accounting rules.

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

Our consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated a deficit of $2,060,811 since inception of Heartland Oil and Gas Inc. through March 31, 2004.

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

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of March 31, 2004, we have no properties with proven reserves. When we obtain proven oil and gas reserves capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. If the future development of unproved properties are determined uneconomical the amount of such properties is added to the capitalized cost to be amortized. As of March 31, 2004, all of our oil and gas properties were unproved and were excluded from amortization. At March 31, 2004, none of our unproved oil and gas properties were considered impaired.

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions. No impairment existed as of March 31, 2004.

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

Those forward-looking statements also involve certain risks and uncertainties. Factors, risks and uncertainties that could cause or contribute to such differences include those specific risks and uncertainties discussed below and those discussed in our Form 10-KSB Annual Report for the year ended December 31, 2003. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

We have had negative cash flows from operations.

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totalling approximately $2,060,811 as of March 31, 2004. As of March 31, 2004 we had working capital of $9,951,078 as a result of recent financing activities. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

Since inception through March 31, 2004, we have incurred aggregate losses of approximately $2,060,811. Our loss from operations for the three month period ended March 31, 2004 was $380,707. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our services, the size of customers’ purchases, the demand for our services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

Our Soldier Creek project currently encompasses approximately 240,000 acres of prospective frontier coal bed methane lands located in the Forest City Basin of northeast Kansas. As at the date hereof we had a total of 240,000 acres of undeveloped land under lease, of which 215,000 acres were concentrated in Nemaha County, Brown County and the northern part of Jackson County, Kansas. We have a 100% working interest in all of these leases. Our net revenue interest in these leases is 84.5%, so as a result our net acreage is approximately 202,800 acres.

We had no productive wells as at the date hereof and no developed acreage. In September and October of 2001, Heartland Oil and Gas Inc. drilled three coal bed methane stratigraphic/exploration wells on its property. All three wells have been cased pending completion. In July 2003 we drilled four more coal bed methane stratigraphic/exploration wells on our property. These four additional wells have been cased and are awaiting results from testing. “Cased” means that metal casing has been cemented in place in the well to protect the well from fluids, pressures and/or wellbore stability problems in the wells, in anticipation of testing and/or production. In November 2003, five of the wells located in the Engelke area were fracture stimulated and pumps were installed to begin dewatering the coals. At March 31, 2004 all of these wells were continuing to produce water.

We commenced the drilling of the first wells in our next three 5-well pilot programs on March 19, 2004. The drilling program consists of 15 new CBM wells and three new wells to be used for salt water disposal. The new 15 pilot wells are spaced across our acreage block in the Forest City and are intended to further define the productivity of our acreage for coalbed methane production. As of March 31, 2004, two wells have been drilled, cased and logged. We anticipate it will take approximately 30 days to drill each 5-well pilot program. Completion operations are being planned for each of the pilots and should start within 30 days of the completion of drilling in each pilot program.

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

Item 2. Changes in Securities.

On January 13, 2004 we issued 995,305 units to six accredited investors, at a purchase price of $3.20 per unit for total aggregate proceeds of $3,184,979. Each unit is comprised of one share of Series A Preferred Convertible Stock and one stock purchase warrant to purchase one-half of one share of common stock for the additional consideration of $3.84 per share for a period of three years. Each preferred share is to be convertible into one common share for no additional consideration. The preferred shares will not bear interest. We relied on the provisions of Regulation S promulgated under the Securities Act of 1933, as amended, for issuance of the units.

On January 13, 2004, we issued to C.K. Cooper and Company, Inc., a broker dealer registered pursuant to section 15 of the Securities Exchange Act of 1934, a warrant to purchase up to 41,471 shares of our common stock, exercisable at any time during the three year period ending on January 13, 2007 at an exercise price of $3.84 per share. We issued these warrants pursuant to Rule 506 of Regulation D under the Securities Act of 1933, in partial payment of placement fees in connection with the sale of our Series A Preferred Convertible Stock and share purchase warrants to the accredited investors.

On January 26, 2004, we issued an aggregate of 90,000 shares of common stock (30,000 shares of common stock each to three individuals) upon exercise of stock options previously granted under the terms of a stock option plan. The shares had been registered on a Registration Statement on Form S-8.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

On March 16, 2004 we filed a Form 8-K with the Securities and Exchange Commission announcing the change of auditor from Spicer Jeffries LLP to Staley, Okada & Partners.

Consolidated Financial Statements Filed as a Part of the Quarterly Report

Our consolidated financial statements include:

Balance Sheets

Statements of Operations

Statements of Cash Flows

Notes to the Financial Statements

Exhibits Required by Item 601 of Regulation S-B

Exhibit Number/Description

Exhibit Number	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws of Adriatic Holdings Ltd. (1)
3.3	Certificate of Amendment to Articles of Incorporation effective November 4, 2002 (2)
3.4	Certificate of Designation for shares of Series A Convertible Preferred Stock, effective December 18, 2003 (9)
10.1	Share Exchange Agreement between Adriatic Holdings Ltd., Heartland Oil and Gas Inc. and the shareholders of Heartland Oil and Gas Inc., dated July 31, 2002 (3)
10.2	Form of Oil and Gas Lease (4)
10.3	Managing Dealers Agreement, dated June 19, 2003, between Heartland Oil and Gas Corp. and C.K. Cooper and Company, Inc. (5)
10.4	Managing Dealers Agreement, dated July 29, 2003 between Heartland Oil and Gas Corp. and C.K. Cooper and Company, Inc. (8)
10.5	Form of Subscription Agreement in connection with the private placements on June 24 and June 30, 2003(5)
10.6	Form of Subscription Agreement in connection with the private placement on August 19, 2003(6)
10.7	Consulting Agreement dated July 1, 2003, between Heartland Oil and Gas Corp. and Donald Sharpe (8)
10.8	Consulting Agreement dated July 1, 2003, between Heartland Oil and Gas Corp. and Richard Coglon (8)
10.9	Letter Agreement between Topeka-Atchison Gas & Illuminating LLC with Heartland Oil and Gas Inc., dated August 25, 2000 (8)
10.10	Form of Oil and Gas Lease with Option (7)
10.11	Form of Subscription Agreement in connection with the private placement of preferred stock (10)
14.1	Code of Business Conduct and Ethics (10)
21.1	Heartland Oil and Gas Inc., a company incorporated pursuant to the laws of the State of Nevada
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith

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

(5)   Incorporated by reference to the company's Form 10-QSB filed with the Securities and Exchange Commission on July 28, 2003.

(6)   Incorporated by reference to the company's Form 8-K filed with the Securities and Exchange Commission on August 21, 2003.

(7)   Incorporated by reference to the company's Form 10-KSB/A filed with the Securities and Exchange Commission on October 22, 2003.

(8)   Incorporated by reference to the company's Form SB-2 filed with the Securities and Exchange Commission on August 29, 2003.

(9)   Incorporated by reference to the Company's Form SB-2 Registration Statement filed with the Securities and Exchange Commission on February 17, 2004.

(10)   Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTLAND OIL AND GAS CORP.

By: /s/Richard Coglan
Richard Coglon, President, Chief Executive Officer and Director
(Principal Executive Officer)
May 14, 2004

By: /s/Robert Knight
Robert Knight, Chief Financial Officer and Director
(Principal Financial Officer)
May 14, 2004