Form 10KSB/A
period 2003-12-31
HEARTLAND OIL & GAS CORP
filed 2004-05-27
CIK 1075636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment #1
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

Exhibits Required by Item 601 of Regulation S-B

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws of Adriatic Holdings Ltd. (1)
3.3	Certificate of Amendment to Articles of Incorporation effective November 4, 2002 (2)
3.4	Certificate of Designation for shares of Series A Convertible Preferred Stock, effective December 18, 2003 (9)
10.1	Share Exchange Agreement between Adriatic Holdings Ltd., Heartland Oil and Gas Inc. and the shareholders of Heartland Oil and Gas Inc., dated July 31, 2002 (3)
10.2	Form of Oil and Gas Lease (4)
10.3	Managing Dealers Agreement, dated June 19, 2003, between Heartland Oil and Gas Corp. and C.K. Cooper and Company, Inc.(5)
10.4	Managing Dealers Agreement, dated July 29, 2003 between Heartland Oil and Gas Corp. and C.K. Cooper and Company, Inc. (8)
10.5	Form of Subscription Agreement in connection with private placements on June 24 and June 30, 2003 (5)
10.6	Form of Subscription Agreement in connection with private placement on August 19, 2003 (6)
10.7	Consulting Agreement dated July 1, 2003, between Heartland Oil and Gas Corp. and Donald Sharpe (8)
10.8	Consulting Agreement dated July 1, 2003, between Heartland Oil and Gas Corp. and Richard Coglon (8)
10.9	Letter Agreement between Topeka-Atchison Gas & Illuminating LLC with Heartland Oil and Gas Inc., dated August 25, 2000 (8)
10.10	Form of Oil and Gas Lease with Option (7)
10.11*	Form of Subscription Agreement in connection with the private placement of preferred stock
14.1*	Code of Business Conduct and Ethics
21.1	Heartland Oil and Gas Inc., a company incorporated pursuant to the laws of the State of Nevada
23.1	Consent of Staley Okada and Partners on Heartland Oil and Gas Corp.
31.1	Section 302 Certification under Sarbanes-Oxley Act of 2002 for Richard Coglon
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 for Robert Knight
32.1	Section 906 Certification under Sarbanes-Oxley Act of 2002 for Richard Coglon
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 for Richard Coglon

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
May 27, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Richard Coglon
_________________________________________
Richard Coglon, President and Director
(Principal Executive Officer)
May 27, 2004

/s/Robert Knight
_______________________________________________
Robert Knight, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
May 27, 2004

/s/Donald Sharpe
_________________________________________
Donald Sharpe, Director
May 27, 2004

/s/Randall Buchamer
_________________________________________
Randall Buchamer, Director
May 27, 2004

/s/Michael Bodino
_______________________________________________
Michael Bodino, Director
May 27, 2004

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

