Form 10QSB
period 2004-06-30
HEARTLAND OIL & GAS CORP
filed 2004-08-13
CIK 1075636

UNITED STATES
SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period

Commission file number 000-32669

HEARTLAND OIL AND GAS CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	91-1918326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

24,421,321 common shares and 995,305 preferred stock issued and outstanding as of August 10, 2004

Transitional Small Business Disclosure Format (Check one):       Yes [X]       No [ ]

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited financial statements as of June 30, 2004 and for the three month periods ended June 30, 2004 and 2003 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with accounting principles generally accepted in the United States of America.

HEARTLAND OIL & GAS CORP.

(An Exploration Stage Company)

June 30, 2004

HEARTLAND OIL &GAS CORP.
(An Exploration Stage Company)

BALANCE SHEETS

	June 30, 2004	December 31, 2003

	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,311,074	$8,279,474
Prepaid expenses	11,306	27,011

Total current assets	7,322,380	8,306,485
OIL AND GAS PROPERTIES, unproven (Note 2)	7,720,753	4,267,171
EQUIPMENT, net of accumulated amortization of $6,630	16,903	16,075

TOTAL ASSETS	$15,060,036	$12,589,731

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$341,980	$493,336
Due to related parties (Note 4)	841	7,027

Total current liabilities	342,821	500,363
LONG-TERM LIABILITIES
Asset retirement obligations	90,000	--

TOTAL LIABILITIES	432,821	500,363

STOCKHOLDERS' EQUITY (Note 3)
Preferred stock - $0.001 per value, 5,000,000 shares authorized,
995,305 and nil shares issued and outstanding, respectively	995	--
Common stock - $0.001 per value, 100,000,000 shares authorized,
24,421,320 and 24,301,320 shares issued and outstanding, respectively	24,421	24,301
Additional paid-in capital	17,049,912	13,766,605
Deficit accumulated during the exploration stage	(2,448,113)	(1,701,538)

TOTAL STOCKHOLDERS' EQUITY	14,627,215	12,089,368

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,060,036	$12,589,731

The accompanying notes are an integral part of these statements.

HEARTLAND OIL &GAS CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	Period from Inception (August 11, 2000) Through June 30, 2004

REVENUE	$--	$--	$--	$--	$--

EXPENSES
Professional fees	8,314	65,464	88,186	107,503	370,531
Management fees (Note 4)	38,209	7,000	85,826	18,000	179,826
Interest expense	--	3,681	--	7,520	67,206
Stock - based compensation (Note 1)	193,538	240,350	301,051	240,350	977,104
Travel and promotion	66,187	18,714	110,118	43,329	357,652
Office rent	29,069	8,297	40,829	15,004	72,997
Consulting (Note 4)	--	28,674	6,000	36,927	91,171
General and administrative	75,271	42,414	159,285	76,393	405,603

Total operating expenses	410,588	414,594	791,295	545,026	2,522,090

LOSS FROM OPERATIONS	(410,588)	(414,594)	(792,295)	(545,026)	(2,522,090)
OTHER INCOME
Interest income	23,286	385	44,720	385	73,977

NET LOSS	$(387,302)	$(414,209)	$(746,575)	$(544,641)	$(2,448,113)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.02)	$(0.03)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING	24,402,199	20,300,682	24,376,815	20,035,584

The accompanying notes are an integral part of these statements

HEARTLAND OIL &GAS CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	Period from Inception (August 11, 2000) Through June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(746,575)	$(544,641)	$(2,448,113)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Accrued interest on convertible debentures	--	22,308	49,061
Stock - based compensation	301,051	240,350	976,026
Depreciation, depletion and amortization	3,004	1,215	6,634
(Increase) in accounts receivable	--	(3,000)	--
Decrease (increase) in prepaid expenses	15,705	(12,911)	(11,281)
(Decrease) increase in accounts payable and accrued expenses	(151,356)	54,471	571,426

Net cash (used in) provided by operating activities	(578,171)	(242,208)	(856,247)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(3,832)	(8,332)	(23,537)
Acquisition and exploration of oil and gas properties	(3,363,583)	(65,836)	(7,630,754)

Net cash (used in) provided by investing activities	(3,367,415)	(74,168)	(7,654,291)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in due to related parties	(6,185)	(11,450)	222,322
Cash received on recapitalization	--	--	15,896
Proceeds from issuance of common stock, net of offering costs	55,500	2,330,723	12,069,321
Proceeds from issuance of preferred stock, net of offering costs	2,927,871	--	2,927,871
Proceeds from long-term debt	--	--	586,202

Net cash provided by financing activities	2,977,186	2,319,273	15,821,612

NET INCREASE IN CASH	(968,400)	2,002,897	7,311,074
CASH, beginning of period	8,279,474	86,475	--

CASH, end of period	$7,311,074	$2,089,372	$7,311,074

The accompanying notes are an integral part of these statements

HEARTLAND OIL &GAS CORP.
(An Exploration Stage Company)

STATEMENTS OF CHANGED IN STOCKHOLDERS' EQUITY
(Unaudited)

PERIOD FROM INCEPTION (AUGUST 11, 2000) TO JUNE 30, 2004

	Number of Preferred Shares	Stock Amount	Number of Common Shares	Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage

INCEPTION, August 11, 2000	--	$--	--	$--	$--	$--
Common stock issued at $0.005 per share	--	--	10,000,000	10,000	40,000	--
Common stock issued at $0.35 per share	--	--	1,332,429	1,332	465,018	--
Net loss	--	--	--	--	--	(10,004)

BALANCES, December 31, 2000	--	--	11,332,429	11,332	505,018	(10,004)
Net loss	--	--	--	--	--	(43,587)

BALANCES, December 31, 2001	--	--	11,332,429	11,332	505,018	(53,591)
Common stock issued at $0.50 per share	--	--	880,000	880	439,120	--
Recapitalization (Note 1)	--	--	7,090,000	7,090	402,313	--
Common stock issued at $1.40 per share	--	--	280,000	280	391,720	--
Issuance of stock warrants as compensation	--	--	--	--	219,600	--
Net loss	--	--	--	--	--	(428,554)

BALANCES, December 31, 2002	--	--	19,582,429	19,582	1,957,771	(482,145)
Common stock issued at $1.40 per share	--	--	720,000	720	1,007,280	--
Exercise of options at $0.50 per share	--	--	70,000	70	34,930	--
Conversion of debentures at $2.00	--	--	121,345	121	242,569	--
Conversion of debentures at $1.00	--	--	450,016	450	449,566	--
Common stock issued at $2.82 per share	--	--	602,835	603	1,699,395	--
Common stock issued at $3.20 per share	--	--	2,754,695	2,755	8,812,268	--
Issuance of stock options as compensation	--	--	--	--	455,375	--
Less: share issue costs	--	--	--	--	(892,549)	--
Net loss	--	--	--	--	--	1,219,393)

BALANCES, December 31, 2003	--	--	24,301,320	24,301	13,766,605	(1,701,538)
Common stock issued at $0.35 per share	--	--	30,000	30	10,470	--
Common stock issued at $0.50 per share	--	--	90,000	90	44,910	--
Issuance of stock options as compensation	--	--	--	--	301,051	--
Preferred stock issued at $3.20 per share	995,305	995	--	--	3,183,981	--
Less: share issue costs	--	--	--	--	(257,105)	--
Net loss	--	--	--	--	--	(746,575)

BALANCES, June 30, 2004 (Unaudited)	995,305	$995	24,421,320	$24,421	$17,049,912	$(2,448,113)

The accompanying notes are an integral part of these statements

HEARTLAND OIL &GAS CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Business and Going Concern

On April 10, 2002, Adriatic Holdings Limited (“Adriatic”) entered into a letter of intent to acquire all of the shares of Heartland Oil and Gas Inc., a Nevada corporation (“Heartland”). Heartland was incorporated in the State of Nevada on August 11, 2000 and its principal business activity consists of exploration and development of oil and gas properties in the United States to determine whether they contain economically recoverable resources. The Company is currently in the exploration stage and has not generated significant revenues from its operations. Effective September 17, 2002, the acquisition of Heartland by Adriatic was completed through the issuance of one share of Adriatic common stock for each share of Heartland outstanding. At the time of the acquisition, Adriatic had 7,090,000 shares of common stock outstanding. Adriatic issued 12,212,429 shares of common stock to the shareholders of Heartland, and as a result, the Company had 19,302,429 shares of common stock outstanding immediately after the acquisition. As part of the exchange agreement, Adriatic changed its name to Heartland Oil & Gas Corp. The acquisition of Heartland by Adriatic is considered a reverse acquisition and accounted for under the purchase method of accounting. Under reverse acquisition accounting, Heartland is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of Adriatic. Assets acquired and liabilities assumed are reported at their historical amounts.

The consolidated financial statements include the accounts of Adriatic since the date of the reverse acquisition (September 17, 2002) and the historical accounts of its wholly owned subsidiary, Heartland Oil and Gas Inc. (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has suffered recurring losses from operations and has accumulated a deficit of $2,448,113 since inception on August 11, 2000. At June 30, 2004, the Company has working capital of $6,979,558. Since inception, the Company has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from its oil and gas drilling activities.

Basis of Presentation

The accompanying consolidated financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of June 30, 2004, and the related statements of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financials statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission.

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of June 30, 2004, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be amortized. As of June 30, 2004, all of the Company’s oil and gas properties were unproved and were excluded from amortization. At June 30, 2004, management believes none of the Company’s unproved oil and gas properties were considered impaired.

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

HEARTLAND OIL &GAS CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 — ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured at intrinsic value, which is the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee is required to pay for the stock.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services”.

Had the Company measured compensation cost based on the fair value of the options at the grant date for the three- and six-month periods ended June 30, 2004 consistent with the method prescribed by SFAS 123, the Company’s net loss and loss per common share would have been increased to the pro forma amounts indicated below:

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Net loss, as reported	$(387,302)	$(414,209)	$(746,575)	$(544,641)
Add: Stock-based employee compensation expense included in reported
net income, net of related tax effects	193,538	240,350	301,051	240,350
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax
effects	(680,183)	(297,874)	(785,040)	(297,874)

Pro forma net loss	$(873,947)	$(471,733)	$(1,230,564)	$(602,165)

	Three Months Ended June 30, 2004		Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Earnings per share:
Basic and diluted earnings (loss) per co
As reported	$(0.0	2)	$(0.02)	$(0.03)	$(0.03)
Pro forma	(0.04)		(0.02)	(0.05)	(0.03)

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

HEARTLAND OIL &GAS CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 — ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair Value of Financial Instruments

Substantially all of the Company’s assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Estimates of fair value are made at a specific point in time, based on relative market information and information about the financial instrument, specifically, the value of the underlying financial instrument. Assets that are recorded at fair value consist largely of cash and other assets, which are carried at contracted amounts that approximate fair value. Oil and gas properties are valued as discussed above. The Company’s liabilities consist of short term liabilities and notes payable recorded at contracted amounts that approximate fair value.

Recent Accounting Pronouncements

A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, Heartland has included the costs of such mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, Heartland would be required to reclassify approximately $3,098,508 at June 30, 2004 and $2,372,337 at December 31, 2003 out of oil and gas properties and into a separate intangible assets line item. Heartland’s cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full-cost accounting rules.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for January 1, 2003. SFAS 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized costs is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized The following table summarizes the Company’s asset retirement obligation transactions during the six month period ended June 30, 2004.

Six Months Ended June 30, 2004

Beginning asset retirement obligations	$--
Additions related to new properties	--
Liabilities incurred	81,000
Deletions related to property disposals	--
Accretion	9,000

Total asset retirement obligations	$90,000

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Such standard requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income. Upon adoption of SFAS No. 145, the Company will reclassify any extraordinary gains and losses on the extinguishments of debt recorded in prior periods to continuing operations. The adoption of SFAS 145 did not have a material effect on the Company’s financial position or results of operations.

HEARTLAND OIL &GAS CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 — ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

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

NOTE 2- OIL AND GAS PROPERTIES, UNPROVEN

The total costs incurred and excluded from amortization are summarized as follows:

	Acquisition Costs	Exploration Costs	Total

Costs incurred during periods ended:
June 30, 2004	$726,171	$2,727,411	$3,453,582
December 31, 2003	839,081	1,278,006	2,117,087
December 31, 2002	917,003	--	917,003
December 31, 2001	506,253	591,875	1,098,128
December 31, 2000	110,000	24,953	134,953

Totals	$3,098,508	$4,622,245	$7,720,753

At June 30, 2004, all of the Company’s oil and gas properties are considered unproven. Based on the status of the Company’s exploration activities, including the drilling of test wells, management has determined that no impairment has occurred.

HEARTLAND OIL &GAS CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

HEARTLAND OIL & GAS CORP.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 3- STOCKHOLDERS’ EQUITY

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

During the three-month period ended June 30, 2004 the Company issued 30,000 shares of common stock at $0.50 per share for proceeds of $15,000 from the exercise of stock options.

NOTE 4- RELATED PARTY TRANSACTIONS

Amounts due to related parties on the accompanying balance sheet as of June 30, 2004, are $842. This amount due from related parties represents non-interest bearing advances to directors and shareholders, with no fixed terms of repayment.

During the six-month period ended June 30, 2004, the Company paid or accrued $85,826 in management fees and $6,000 in consulting fees to directors of the Company.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks enumerated in the section entitled “Risk Factors”, that may cause our actual results or the actual results in our industry, of our levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this quarterly report, the terms “we”, “us”, “our” and “Heartland” mean Heartland Oil and Gas Corp., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.

General

General Overview

We are an exploration stage oil and gas company engaged in the exploration for and development of Coal Bed Methane in the “Soldier Creek Prospect” located in the Forest City Basin of northeast Kansas. Our “Soldier Creek” project encompasses approximately 252,000 acres of prospective frontier coal bed methane lands. Our subsidiary, Heartland Oil and Gas Inc., holds the interests in the leases and operates the project.

Corporate History

Our company, Heartland Oil and Gas Corp., was incorporated in the State of Nevada on July 9, 1998, under the name Adriatic Holdings Ltd.

On September 17, 2002 we acquired all of the issued and outstanding stock of Heartland Oil and Gas Inc., a private Nevada Corporation, from its stockholders in exchange for 12,212,429 shares of our common stock. As a result, the former stockholders of Heartland Oil and Gas Inc. own a majority of our outstanding stock. Therefore, for accounting purposes, Heartland Oil and Gas Inc. was deemed to have acquired Adriatic Holdings Ltd. Heartland Oil and Gas Inc. survives as our wholly-owned subsidiary. Heartland Oil and Gas Inc. is an oil and gas exploration company that has interests in leases covering approximately 252,000 acres in central Kansas.

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

We are an exploration stage oil and gas company engaged in the exploration for and development of Coal Bed Methane in the “Soldier Creek Prospect” located in the Forest City Basin of northeast Kansas. Pursuant to several Oil and Gas Leases entered into with various parties, our “Soldier Creek” project encompasses approximately 252,000 acres of prospective frontier coal bed methane lands. We have a 100% working interest in all of these leases. Our net revenue interest in these leases is 84.5%, so as a result our net acreage is approximately 213,000 acres. Our “working interest” consists of our share of gross production, revenues, burdens, field operating costs and gathering and processing fees before deduction of royalties. Our “net revenue interest” means our working interest less the royalties that are payable. Heartland Oil and Gas Inc. holds the interests in the leases for the lands and operates the project. The expiration dates for the leases range from dates in 2004 through 2009. Certain of the leases may be extended upon the exercise of options on the leases. For the year ending December 31, 2004 we will be required to pay approximately $258,000 on the current leases. There are no lease option payments due in 2005 and for the year ending December 31, 2006 we will be required to pay approximately $355,076 on the current leases. In addition, we are obligated to pay delay rentals on certain leases of approximately $16,000 in 2004, 2005 and 2006.

Heartland Oil and Gas Inc. signed a letter agreement dated August 25, 2000 with Topeka-Atchinson Gas & Illuminating LLC, whereby Heartland Oil and Gas Inc. engaged Topeka-Atchinson Gas & Illuminating LLC to identify three exploration areas within the Forest City Basin and to provide a detailed budget for the anticipated cost of a one-well exploration program for each exploration area and a four-well pilot program. In consideration Heartland Oil and Gas Inc. advanced a non-refundable deposit of $20,000 to Topeka-Atchinson Gas & Illuminating LLC. The letter agreement provided for:

— within 60 days of receipt of the deposit, Heartland Oil and Gas Inc. was to advise of its intention to proceed with the exploration program;

— if Heartland Oil and Gas Inc. elected to proceed with the exploration program, then within 60 days from the date of the start of the last desorption test from coal, Heartland Oil and Gas Inc. could elect to proceed further with an initial 3-well exploration program; and

— within 60 days from the completion of drilling in the three exploration areas, Heartland Oil and Gas Inc. has the election to proceed with a pilot program or to drill a further test well in an additional exploration area.

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

With the results from our economic modeling, we decided to begin aggressively acquiring acreage, concentrating on the North Engelke area, which mapping shows to be the thickest part of the basin. Coal thicknesses here are up to 4 times thicker than in the Cherokee basin to the south, where there are active coal bed methane operations. Many of the coals in the Cherokee basin are present at Engelke, but Engelke also has many more coal seams. As of June 30, 2004 we have leases totalling 252,000 acres. Of the 252,000 acres under lease, approximately 227,000 are in the Engelke area. We have a 100% working interest in all of these leases. The net revenue interest of these leases is 84.5%, so our net acreage is approximately 192,000 acres in the Engelke area.

In July, 2003 we undertook the drilling of a four well pilot program surrounding the Engelke 16-18 well, the westernmost of our three initial test wells. In October, 2003 we purchased an existing wellbore in the Engelke area and converted it to a water disposal well by removing the existing tubing in the well and then perforating a deeper formation.

In November, 2003 we completed the five wells in the Engelke pilot program. We selected various coal seams in the Lower Cherokee section, in the lower part of the coal sequence, for the first completions. Eight seams, totalling approximately 16 feet of coal, were perforated, acidized and hydraulically fractured. Down-hole pumps were installed in each well and initial dewatering of the wells began in late November, 2003. As of August 11, 2004 all 5 wells were continuing to pump water with no gas production.

We commenced the drilling of the first wells in our next three 5-well pilot programs on March 19, 2004. The drilling program consists of 15 new CBM wells and three new wells to be used for salt water disposal. The new 15 pilot wells are spaced across our acreage block in the Forest City and are intended to further define the productivity of our acreage for coalbed methane production.

As of June 30, 2004, 10 CBM wells and 2 water disposal wells have been drilled, logged and cased. The drilling program is continuing and we plan to drill two additional wells to expand the Engelke pilot. The wells show an excellent section of thick lower Cherokee coals, which is the main producing formation in the coalbed methane wells in other parts of the Forest City/Cherokee Basin. As of August 11, 2004 all 17 CBM wells and all 3 water disposal wells have been drilled, logged and cased. As of August 11, 2004 ten CBM wells had been completed and completion operations were continuing on the remaining 7 CBM wells.

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

Coal Bed Methane

Natural gas normally consists of 80% or more methane with the balance comprising such hydrocarbons as butane, ethane and propane. In some cases it may contain minute quantities of highly poisonous hydrogen sulfide, referred to as “sour gas”. Coal bed methane is, generally, a sweet gas consisting of 95% methane and thus is normally of pipeline quality. Coal bed methane is considered an unconventional natural gas resource because it does not rely on ‘conventional’ trapping mechanisms, such as a fault or anticline, or stratigraphic traps. Instead coal bed methane is “adsorbed” or attached to the molecular structure of the coals — an efficient storage mechanism as coal bed methane coals can contain as much as seven times the amount of gas typically stored in a conventional natural gas reservoir such as sandstone or shale. The adsorbed coal bed methane is kept in place as a result of a pressure equilibrium often from the presence of water. Thus the production of coal bed methane in many cases requires the dewatering of the coals to be exploited. This process usually requires the drilling of adjacent wells and from 6 to 36 months to complete. Coal bed methane production typically has a low rate of production decline and an economic life typically from 10 to 20 years.

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

The following discussion of our plan of operations for the three months ended June 30, 2004 and 2003 should be read in conjunction with our most recent audited annual financial statements, which form part of our annual report on Form 10-KSB filed on March 29, 2004, the unaudited interim financial statements forming part of this quarterly report, and, in each case, the notes thereto.

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

Pursuant to several oil and gas leases entered into with various parties, our Soldier Creek project encompasses approximately 252,000 acres of prospective frontier coal bed methane lands. Heartland Oil and Gas Inc. holds the interests in the leases for the lands and operates the project. The expiration dates for the leases range from dates in 2004 through 2009. Certain of the leases may be extended upon the exercise of options on the leases. For the year ending December 31, 2004 we will be required to pay approximately $258,532 on the leases. There are no lease option payments due in 2005 and for the year ending December 31, 2006 we will be required to pay approximately $355,076 on the leases. In addition, we are obligated to pay delay rentals on certain leases of approximately $16,000 in each of the years 2004, 2005 and 2006.

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

Our net cash provided by financing activities during the three month period ended June 30, 2004 was $2,977,186.

Over the next twelve months we intend to use all available funds to continue our ongoing lease acquisition program and to expand on the exploration and development of our Soldier Creek Prospect, as follows:

Estimated Funding Required During the Next Twelve Months
General and Administrative	$750,000
Acreage
Rentals and Option Payments	280,000
Operations
Drill and complete 7 CBM wells	2,100,000
Drill and equip 1 new water disposal well	170,000
Gathering and Pipelines	1,775,000
Lease Operating Expense	950,000
Corporate and Severance Taxes	250,000
Working Capital	725,000
Total	$7,000,000

As at August 11, 2004 the 7 new CBM wells and the one new water disposal well had been drilled and were awaiting completion. Approximately $1,100,000 had been expended by August 11, 2004.

As at June 30, 2004, we had $342,822 in current liabilities. Our financial statements report a net loss of $387,302 for the three month period ended June 30, 2004 compared to a net loss of $414,209 for the three month period ended June 30, 2003. As a result, our accumulated loss increased to $2,448,113 during the period from inception to June 30, 2004. Our losses decreased primarily as a result of stock-based compensation expenses, decreased expenses associated with professional fees and increased expenses associated with administration activities. Stock-based compensation for the three month period ended June 30, 2004 was $193,538, as compared to $204,350 for the three month period ended June 30, 2003.

Our total liabilities as of June 30, 2004 were $432,822, as compared to total liabilities of $500,363 as of December 31, 2003. The decrease was due to the decrease of our accounts payable.

During the three month period ended June 30, 2004 we spent $3,363,583 on exploration and acquisition of our oil and gas properties. Of this amount, $726,171 was attributable to acquisitions costs and $2,547,412 was attributable to explorations costs. We have capitalized these amounts on our balance sheet, in addition to $90,000 related to asset retirement obligations.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending June 30, 2005.

Employees

Currently we have one full time employee and two part-time employees who are also officers of our company. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees. On August 6, 2004 we added one full time employee.

New Accounting Pronouncements

A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, Heartland has included the costs of such mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, Heartland would be required to reclassify approximately $3,098,508 at June 30, 2004 and $2,372,337 at December 31, 2003 from oil and gas properties and into a separate intangible assets line item. Heartland’s cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full-cost accounting rules.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for January 1, 2003. SFAS 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized costs is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized The following table summarizes our asset retirement obligation transactions during the six month period ended June 30, 2004.

Six Months Ended June 30, 2004

Beginning asset retirement obligations	$--
Additions related to new properties	--
Liabilities incurred	81,000
Deletions related to property disposals	--
Accretion	9,000

Total asset retirement obligations	$90,000

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Such standard requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income. Upon adoption of SFAS No. 145, we will reclassify any extraordinary gains and losses on the extinguishments of debt recorded in prior periods to continuing operations. The adoption of SFAS 145 did not have a material effect on our financial position or results of operations.

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

In May, 2003, SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not effect our financial position or results of operations.

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

Our consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated a deficit of $2,448,113 since inception of Heartland Oil and Gas Inc. through June 30, 2004.

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

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to account for stock-based compensation Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB25”) and have adopted the disclosure only provisions of SFAS123. Accordingly, compensation for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee is required to pay for the stock.

We account for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services”.

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of June 30, 2004, we have no properties with proven reserves. When we obtain proven oil and gas reserves capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. If the future development of unproved properties are determined uneconomical the amount of such properties is added to the capitalized cost to be amortized. As of June 30, 2004, all of our oil and gas properties were unproved and were excluded from amortization. At June 30, 2004, none of our unproved oil and gas properties were considered impaired.

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

RISK FACTORS

Much of the information included in this registration statement includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totalling approximately $387,302 for the three months ending June 30, 2004, and accumulative losses of $2,448,113 since inception to June 30, 2004. As of June 30, 2004 we had working capital of $6,979,558 as a result of recent financing activities. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

        — drilling and completion costs for further wells increase beyond our expectations; or

        — we encounter greater costs associated with general and administrative expenses or offering costs.

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

Since inception through June 30, 2004, we have incurred aggregate losses of approximately $2,448,113. Our loss from operations for the three month period ended June 30, 2004 was $387,302. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our services, the size of customers’ purchases, the demand for our services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

Our Soldier Creek project currently encompasses approximately 252,000 acres of prospective frontier coal bed methane lands located in the Forest City Basin of northeast Kansas. As at the date hereof we had a total of 252,000 acres of undeveloped land under lease, of which 227,000 acres were concentrated in Nemaha County, Brown County and the northern part of Jackson County, Kansas. We have a 100% working interest in all of these leases. Our net revenue interest in these leases is 84.5%, so as a result our net acreage is approximately 213,000 acres.

We had no productive wells as at the date hereof and no developed acreage. In September and October of 2001, Heartland Oil and Gas Inc. drilled three coal bed methane stratigraphic/exploration wells on its property. All three wells have been cased pending completion. In July 2003 we drilled four more coal bed methane stratigraphic/exploration wells on our property. These four additional wells have been cased and are awaiting results from testing. “Cased” means that metal casing has been cemented in place in the well to protect the well from fluids, pressures and/or wellbore stability problems in the wells, in anticipation of testing and/or production. In November 2003, five of the wells located in the Engelke area were fracture stimulated and pumps were installed to begin dewatering the coals. At August 11, 2004 all of these wells were continuing to produce water.

We commenced the drilling of the first wells in our next three 5-well pilot programs on March 19, 2004. The drilling program consists of 15 new CBM wells and three new wells to be used for salt water disposal. The new 15 pilot wells are spaced across our acreage block in the Forest City and are intended to further define the productivity of our acreage for coalbed methane production. As of August 11, 2004, all 15 CBM wells have been drilled, cased and logged. We also have drilled, logged and cased 2 new CBM wells to expand our Engelke pilot. As of August 11, 2004 10 of the new CBM wells have been completed and have begun pumping water. Completion operations for the remaining 7 new CBM wells will begin by August 15, 2004 and are expected to take about 30 days. After completion these wells will be connected to the water disposal wells and will begin pumping water.

In July 2004, we received venting/flaring permit for the wells at our Engelke pilot. On August 6, 2004 we began venting gas from the wells at our Engelke pilot in order to assess the flow rates and pressures before making a decision on tying in the wells to a pipeline.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2004. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our company’s president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Changes in Securities.

On May 28, 2004, we issued an aggregate of 30,000 shares of common stock upon exercise of stock options previously granted under the terms of a stock option plan. The shares had been registered on a Registration Statement on Form S-8.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

None.

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

10.10 Form of Oil and Gas Lease with Option (7)

10.11 Form of Subscription Agreement in connection with the private placement of preferred stock (10)

14.1 Code of Business Conduct and Ethics (10)

21.1 Heartland Oil and Gas Inc., a company incorporated pursuant to the laws of the State of Nevada

31.1* Section 302 Certifications under Sarbanes-Oxley Act of 2002

32.1* Section 906 Certifications under Sarbanes-Oxley Act of 2002

*        Filed herewith

(1)	Incorporated by reference to the company’s Form SB-2 Registration Statement filed with the Securities and Exchange Commission on October 23, 2001.

(2)	Incorporated by reference to the company’s Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2002.

(3)	Incorporated by reference to the company’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2002.

(4)	Incorporated by reference to the company’s Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2003.

(5)	Incorporated by reference to the company’s Form 10-QSB filed with the Securities and Exchange Commission on July 28, 2003.

(6)	Incorporated by reference to the company’s Form 8-K filed with the Securities and Exchange Commission on August 21, 2003.

(7)	Incorporated by reference to the company’s Form 10-KSB/A filed with the Securities and Exchange Commission on October 22, 2003.

(8)	Incorporated by reference to the company’s Form SB-2 filed with the Securities and Exchange Commission on August 29, 2003.

(9)	Incorporated by reference to the Company’s Form SB-2 Registration Statement filed with the Securities and Exchange Commission on February 17, 2004.

(10)	Incorporated by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTLAND OIL AND GAS CORP.

By: /s/ Richard Coglon
Richard Coglon,
President, Chief Executive Officer and Director
(Principal Executive Officer)
August 12, 2004

By: /s/ Robert Knight
Robert Knight,
Chief Financial Officer and Director
(Principal Financial Officer)
August 12, 2004