Form 10QSB
period 2004-09-30
HEARTLAND OIL & GAS CORP
filed 2004-11-15
CIK 1075636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

50,070,347 common shares and 3,529,412 preferred stock issued and outstanding as of November 4, 2004

Transitional Small Business Disclosure Format (Check one):      Yes [X]     No [ ]

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited financial statements as of September 30, 2004 and for the three month periods ended September 30, 2004 and 2003 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with accounting principles generally accepted in the United States of America.
HEARTLAND OIL & GAS CORP.

(An Exploration Stage Company)

September 30, 2004

Index

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Statement of Changes in Stockholders' Equity	F-4

Notes to the Financial Statements	F-5

HEARTLAND OIL & GAS CORP.
(An Exploration Stage Company)

BALANCE SHEETS

	September 30, 2004	December 31, 2003

	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$10,102,965	$8,279,474
Prepaid expenses and other assets	12,055	27,011

Total current assets	10,115,020	8,306,485

OIL AND GAS PROPERTIES, unproven (Note 2)	32,988,022	4,267,171

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $8,231 and $3,630, respectively	43,130	16,075

TOTAL ASSETS	$43,146,172	$12,589,731

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$282,322	$493,336
Due to related parties (Note 4)	28	7,027

Total current liabilities	282,350	500,363

LONG-TERM LIABILITIES

Asset retirement obligations	376,953	-

TOTAL LIABILITIES	659,303	500,363

STOCKHOLDERS' EQUITY (Note 3)

Preferred stock - $0.001 per value, 5,000,000 shares authorized,
4,524,717 and nil shares issued and outstanding, respectively	4,524	-

Common stock - $0.001 per value, 100,000,000 shares authorized,
47,692,229 and 24,301,320 shares issued and outstanding, respectively	47,692	24,301

Additional paid-in capital	56,261,435	13,766,605

Stock subscriptions receivable	11,130,000)	-

Deficit accumulated during the exploration stage	(2,696,782)	(1,701,538)

TOTAL STOCKHOLDERS' EQUITY	42,486,869	12,089,368

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	43,146,172	$12,589,731

The accompanying notes are an integral part of these statements.

HEARTLAND OIL & GAS CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Period from Inception (August 11, 2000) Through September 30, 2004

REVENUE	$-	$-	$-	$-	$-

EXPENSES

Professional fees	12,923	39,369	101,109	146,872	383,454
Management fees (Note 4)	29,472	15,020	115,298	33,020	209,318
Interest expense	-	(229)	-	7,291	52,190
Stock - based compensation (Note 1)	129,598	107,513	430,649	347,863	1,105,624
Travel and promotion	76,936	131,599	187,054	174,928	434,588
Office rent	4,952	8,174	45,781	23,178	77,949
Consulting (Note 4)	8,264	(2,510)	14,264	34,417	99,435
General and administrative	(9,181)	52,555	150,104	128,948	412,496

Total operating expenses	252,964	351,491	1,044,259	896,517	2,775,054

LOSS FROM OPERATIONS	(252,964)	(351,491)	(1,044,259)	(896,517)	(2,775,054)

OTHER INCOME
Interest income	4,295	6,038	49,015	6,423	78,272

NET LOSS	$ (248,669)	$(345,453)	$ (995,244)	$(890,094)	$(2,696,782)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.02)	$(0.04)	$(0.04)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	25,188,306	22,590,346	24,649,286	20,898,928

The accompanying notes are an integral part of these statements

HEARTLAND OIL & GAS CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Period from Inception (August 11, 2000) Through September 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(995,244)	$(890,094)	$(2,696,782)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Accrued interest on convertible debentures	-	22,308	49,061
Stock - based compensation	430,649	347,863	1,105,624
Depreciation, depletion and amortization	4,601	2,085	8,231
(Increase) in accounts receivable	(649)	(19,711)	(649)
Decrease (increase) in prepaid expenses	15,605	(36,769)	(11,381)
(Decrease) increase in accounts payable and accrued expenses	(211,014)	136,201	511,768

Net cash (used in) provided by operating activities	(756,052)	(438,117)	(1,034,128)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(31,656)	(16,605)	(51,361)
Acquisition and exploration of oil and gas properties	(28,343,898)	(837,221)	(32,611,069)

Net cash (used in) provided by investing activities	(28,375,554)	(853,826)	(32,662,430)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in due to related parties	(6,999)	(14,078)	221,508
Cash received on recapitalization	-	-	15,896
Proceeds from issuance of common stock, net of offering costs	28,034,225	10,648,971	12,037,212
Proceeds from issuance of preferred stock, net of offering costs	2,927,871	-	4,524
Proceeds from long-term debt	-	-	586,202

Net cash provided by financing activities	30,955,097	10,643,893	43,799,523

NET INCREASE IN CASH	1,823,491	9,342,950	10,102,965

CASH, beginning of period	8,279,474	86,475	-

CASH, end of period	$10,102,965	$9,429,425	$10,102,965

The accompanying notes are an integral part of these statements

HEARTLAND OIL & GAS CORP.
(An Exploration Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

PERIOD FROM INCEPTION (AUGUST 11, 2000) TO SEPTEMBER 30, 2004
	Number of Preferred Shares	Stock Amount	Number of Common Shares	Stock Amount	Additional Paid-in Capital	Stock Subscription s Receivable	Deficit Accumulated During the Exploration Stage

INCEPTION, August 11, 2000	-	$ -	-	$ -	$ -	$ -	$ -

Common stock issued at $0.005 per share	-	-	10,000,000	10,000	40,000	-	-
Common stock issued at $0.35 per share	-	-	1,332,429	1,332	465,018	-	-
Net loss	-	-	-	-	-	-	(10,004)

BALANCES, December 31, 2000	-	-	11,332,429	11,332	505,018	-	(10,004)

Net loss	-	-	-	-	-	-	(43,587)

BALANCES, December 31, 2001	-	-	11,332,429	11,332	505,018	-	(53,591)

Common stock issued at $0.50 per share	-	-	880,000	880	439,120	-	-
Recapitalization (Note 1)	-	-	7,090,000	7,090	402,313	-	-
Common stock issued at $1.40 per share	-	-	280,000	280	391,720	-	-
Issuance of stock warrants as compensation	-	-	-	-	219,600	-	-
Net loss	-	-	-	-	-	-	(428,554)

BALANCES, December 31, 2002	-	-	19,582,429	19,582	1,957,771	-	(482,145)

Common stock issued at $1.40 per share	-	-	720,000	720	1,007,280	-	-
Exercise of options at $0.50 per share	-	-	70,000	70	34,930	-	-
Conversion of debentures at $2.00	-	-	121,345	121	242,569	-	-
Conversion of debentures at $1.00	-	-	450,016	450	449,566	-	-
Common stock issued at $2.82 per share	-	-	602,835	603	1,699,395	-	-
Common stock issued at $3.20 per share	-	-	2,754,695	2,755	8,812,268	-	-
Issuance of stock options as compensation	-	-	-	-	455,375	-	-
Less: share issue costs	-	-	-	-	(892,549)	-	-
Net loss	-	-	-	-	-	-	(1,219,393)

BALANCES, December 31, 2003	-	-	24,301,320	24,301	13,766,605	-	(1,701,538)

Common stock issued at $0.35 per share	-	-	30,000	30	10,470	-	-
Common stock issued at $0.50 per share	-	-	100,000	100	49,900	-	-
Common stock issued at $1.50 per share	-	-	23,260,909	23,261	34,868,104	(5,130,000)	-
Issuance of stock options as compensation	-	-	-	-	430,649	-	-
Preferred stock issued at $3.20 per share	995,305	995	-	-	3,183,981	-	-
Preferred stock issued at $1.70 per share	3,529,412	3,529	-	-	5,996,471	(6,000,000)	-
Less: share issue costs	-	-	-	-	(2,044,745)	-	-
Net loss	-	-	-	-	-	-	(995,244)

BALANCES, September 30, 2004 (Unaudited)	4,524,717	$ 4,524	47,692,229	$ 47,692	$56,261,435	$(11,130,000)	$(2,696,782)

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

The Company has suffered recurring losses from operations and has accumulated a deficit of $2,696,782 since inception on August 11, 2000. At September 30, 2004 the Company has working capital of $9,832,670. Since inception, the Company has funded operations through the issuance of capital stock and debt. Management's plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from its oil and gas drilling activities.

Basis of Presentation

The accompanying consolidated financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of September 30, 2004, and the related statements of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financials statements should be read in conjunction with the Company's audited financial statements and the related notes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of September 30, 2004, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be amortized. As of September 30, 2004, all of the Company's oil and gas properties were unproved and were excluded from amortization. At September 30, 2004, management believes none of the Company's unproved oil and gas properties were considered impaired.

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
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Share of Common Stock

Net loss per share of common stock is based on the weighted average number of shares of common stock outstanding. Common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". The fair value of the options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 2.76%, expected volatility of 120%, an expected option life of 2.94 years and no expected dividends. The weighted average fair value of options granted was $1.05 per share. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $788,650 for the nine months ended September 30, 2004.

Had the Company measured compensation cost based on the fair value of the options at the grant date for the three- and nine-month periods ended September 30, 2004 consistent with the method prescribed by SFAS 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:
	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Net loss, as reported	$ (248,669)	$ (345,453)	$ (995,244)	$ (890,094)

Add: Stock-based compensation expense included in reported net income, net of related tax effects	129,598	107,513	430,649	347,863

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(434,259)	(126,291)	(1,219,299)	(424,165)

Pro forma net loss	$ (573,330)	$ (364,231)	$(1,783,894)	$ (966,396)

	Three Months Ended September 30 , 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Earnings per share:
Basic and diluted earnings (loss) per common share
As reported	$ (0.01)	$ (0.02)	$ (0.04)	$ (0.04)
Pro forma	$ (0.02)	$ (0.02)	$ (0.07)	$ (0.05)

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for January 1, 2003. SFAS 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized costs is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized The following table summarizes the Company's asset retirement obligation transactions during the nine month period ended September 30, 2004.

Nine Months Ended September 30, 2004

Beginning asset retirement obligations	$ -
Additions related to new properties	276,953
Liabilities incurred	87,000
Deletions related to property disposals	-
Accretion	13,000

Total asset retirement obligations	$ 376,953

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Such standard requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income. Upon adoption of SFAS No. 145, the Company will reclassify any extraordinary gains and losses on the extinguishments of debt recorded in prior periods to continuing operations. The adoption of SFAS 145 did not have a material effect on the Company's financial position or results of operations.

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

NOTE 2- OIL AND GAS PROPERTIES, UNPROVEN

The total costs incurred and excluded from amortization are summarized as follows:

	Acquisition Costs	Exploration Costs	Total

Costs incurred during periods ended:

September 30, 2004	$ 23,559,979	$ 5,160,872	$ 28,720,851
December 31, 2003	839,081	1,278,006	2,117,087
December 31, 2002	917,003	-	917,003
December 31, 2001	506,253	591,875	1,098,128
December 31, 2000	110,000	24,953	134,953

Totals	$ 25,932,316	$ 7,055,706	$ 32,988,022

At September 30, 2004, all of the Company's oil and gas properties are considered unproven. Based on the status of the Company's exploration activities, including the drilling of test wells, management has determined that no impairment has occurred.

On September 27, 2004, the Company paid $22,000,000 for the acquisition of certain oil and gas leases covering an aggregate of approximately 766,000 acres located in the Forest City Basin, Kansas, together with related equipment and data. These costs are included in acquisition costs incurred for the nine months ended September 30, 2004.

NOTE 3- STOCKHOLDERS' EQUITY

During the three-month period ended March 31, 2003 the Company completed the sale of 690,000 units at $1.40 per unit for proceeds of $966,000.

During the three-month period ended June 30, 2003 the Company completed the sale of 30,000 units at $1.40 per unit for proceeds of $42,000. This sale concluded the "Regulation S" private placement of 1,000,000 units at $1.40 per unit.

During the three-month period ended June 30, 2003, the Company issued 27,000 shares of common stock at $0.50 per share for proceeds of $13,500 from the exercise of stock options.

During the three-month period ended June 30, 2003, the Company issued 121,345 units at a price of $2.00 for the conversion of $242,690 (including interest of $20,242) outstanding on a convertible debenture. Each unit consisted of one share of common stock and one common stock purchase warrant, exercisable at $2.00 per share.

HEARTLAND OIL & GAS CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Continued)

NOTE 3- STOCKHOLDERS' EQUITY (continued)

During the three-month period ended June 30, 2003, a convertible debenture for $450,016 (including interest of $15,016) was converted into 450,016 units at a price of $1.00 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant, exercisable at $1.00 per share.

During the three-month period ended June 30, 2003, the Company issued 531,916 units at $2.82 per unit for proceeds of $1,499,995 from a private placement. Each unit consisted of one share and one half share purchase warrant exercisable at $3.38 per warrant

During the three-month period ended September 30, 2003 the Company issued 2,754,695 units at $3.20 per unit for proceeds of $8,815,023 from a private placement. Each unit consists of one share and one half share purchase warrant exercisable at $3.84 per warrant for three years.

During the three-month period ended September 30, 2003 the Company issued 70,920 units at $2.82 per unit for proceeds of $199,994 from a private placement. Each unit consisted of one share and one half share purchase warrant exercisable at $3.38 per warrant

During the three-month period ended September 30, 2003 the Company issued 10,000 shares of common stock at $0.50 per share for proceeds of $5,000 from the exercise of stock options.

During the three-month period ended March 31, 2004 the Company issued 60,000 shares of common stock at $0.50 per share for proceeds of $30,000 and 30,000 shares of common stock at $0.35 per share for proceeds of $10,500 from the exercise of stock options.

During the three-month period ended March 31, 2004 the Company completed the sale of 995,305 units at $3.20 per unit for proceeds of $3,184,976, before issue costs. Each unit is comprised of one share of Series A Preferred convertible shares and one stock purchase warrant to purchase one-half of one share of common stock for the additional consideration of $3.84 per share. Each Series A preferred share is convertible into one common share for no additional consideration.

During the three-month period ended June 30, 2004 the Company issued 30,000 shares of common stock at $0.50 per share for proceeds of $15,000 from the exercise of stock options.

During the three-month period ended September 30, 2004 the Company issued 10,000 shares of common stock at $0.50 per share for proceeds of $5,000 from the exercise of stock options.

During the three-month period ended September 30, 2004 the Company completed the sale of 23,260,909 shares of Common Stock at $1.50 per share for proceeds of $34,891,364, before issue costs. Proceeds of $130,000 were received subsequently, and $5,000,000 remains unpaid.

During the three-month period ended September 30, 2004 the Company completed the sale of 3,529,412 shares of Series B Convertible Preferred Stock ("Series B Share") at $1.70 per share for proceeds of $6,000,000. Each Series B Share is convertible into one common share for no additional consideration. The proceeds of $6,000,000 were received subsequently.

NOTE 4- RELATED PARTY TRANSACTIONS

Amounts due to related parties on the accompanying balance sheet as of September 30, 2004, are $28. This amount due from related parties represents non-interest bearing advances to directors and shareholders, with no fixed terms of repayment.

During the nine-month period ended September 30, 2004, the Company paid $115,298 in management fees and $13,025 in consulting fees to directors of the Company.

NOTE 5- SUBSEQUENT EVENT

The holders of 995,305 Series A Preferred Stock converted their shares into 2,378,118 shares of common stock for no consideration to the Company.

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

Business Development During Last Three Years

General Overview

We are an exploration stage oil and gas company engaged in the exploration for and development of Coal Bed Methane in the "Soldier Creek Prospect" located in the Forest City Basin of northeast Kansas. Our "Soldier Creek" project encompassed approximately 252,000 acres of prospective frontier CBM lands. Our subsidiary, Heartland Oil and Gas Inc., holds the interests in the leases and operates the project. Effective September 27, 2004 we acquired leases covering an additional 766,000 acres of prospective CBM lands, also in the Forest City Basin.

Corporate History

Our company, Heartland Oil and Gas Corp., was incorporated in the State of Nevada on July 9, 1998, under the name Adriatic Holdings Ltd.

We are an oil and gas exploration company that, prior to our recent acquisition of certain assets from Evergreen Resources, had interests in leases covering approximately 252,000 acres in central Kansas. We have a 100% working interest in all of these leases. Our net revenue interest in these leases is 84.5%. Our "working interest" consists of our share of gross production, revenues, burdens, field operating costs and gathering and processing fees before deduction of royalties. Our "net revenue interest" means our working interest less the royalties that are payable.

We have not been involved in any bankruptcy, receivership or similar proceeding.

Our Current Business

On April 10, 2002 we entered into a letter of intent to acquire all of the shares of Heartland Oil and Gas Inc., a private Nevada corporation. On July 31, 2002 we entered into a formal Share Exchange Agreement with Heartland Oil and Gas Inc. and its shareholders. On September 17, 2002 we acquired all of the issued and outstanding stock of Heartland Oil and Gas Inc. from its stockholders in exchange for 12,212,429 shares of our common stock. As a result, the former stockholders of Heartland Oil and Gas Inc. acquired a majority of our outstanding stock. Therefore, for accounting purposes, Heartland Oil and Gas Inc. was deemed to have acquired Adriatic Holdings Ltd. Heartland Oil and Gas Inc. survives as our wholly-owned subsidiary.

We are an exploration stage oil and gas company engaged in the exploration for and development of Coal Bed Methane in the "Soldier Creek Prospect" located in the Forest City Basin of northeast Kansas. Pursuant to several Oil and Gas Leases entered into with various parties prior to our recent acquisitions of further leases from Evergreen Resources, Inc., our "Soldier Creek" project encompassed approximately 252,000 acres of prospective frontier coal bed methane lands. We have a 100% working interest in all of these leases. Our net revenue interest in these leases is 84.5%, so as a result our net acreage is approximately 213,000 acres. Our "working interest" consists of our share of gross production, revenues, burdens, field operating costs and gathering and processing fees before deduction of royalties. Our "net revenue interest" means our working interest less the royalties that are payable. Heartland Oil and Gas Inc. holds the interests in the leases for the lands and operates the project. The expiration dates for the leases range from dates in 2004 through 2009. Certain of the leases may be extended upon the exercise of options on the leases. For the year ending December 31, 2004 we will be required to pay approximately $258,000 on the current leases. There are no lease option payments due in 2005 and for the year ending December 31, 2006 we will be required to pay approximately $355,076 on the current leases. In addition, we are obligated to pay delay rentals on certain leases of approximately $16,000 in 2004, 2005 and 2006.

Heartland Oil and Gas Inc. signed a letter agreement dated August 25, 2000 with Topeka-Atchinson Gas & Illuminating LLC, whereby Heartland Oil and Gas Inc. engaged Topeka-Atchinson Gas & Illuminating LLC to identify three exploration areas within the Forest City Basin and to provide a detailed budget for the anticipated cost of a one-well exploration program for each exploration area and a four-well pilot program. In consideration Heartland Oil and Gas Inc. advanced a non-refundable deposit of $20,000 to Topeka-Atchinson Gas & Illuminating LLC. Topeka-Atchinson Gas & Illuminating LLC is entitled to receive a 3% gross over-riding royalty, on an 8/8th basis on all oil and gas leases acquired by Heartland Oil and Gas Inc. within certain areas in the Forest City Basin.

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

No flow tests were conducted as part of the injection falloff testing. We have concluded that the coal seams in these wells will require hydraulic fracturing for commercial coalbed methane development.

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

Adsorption tests measure the ultimate amount of gas the coal can hold. These tests measure the amount of gas that the coal can hold by injecting gas into the coal at increasing pressures. These tests are also run at reservoir temperature. The adsorption test typically shows a higher gas content than that measured in the desorption test, suggesting that the coals are somewhat under saturated with gas compared to the maximum amount of gas they could hold. If so, the pressure must be lowered to that corresponding to the gas content from the desorption test, which is typically done by producing water from the coal. Most coal bed methane wells need dewatering in order to produce gas.

The coal thickness, permeability, porosity and gas content data from the various wells drilled was sent to an independent laboratory for input into a coalgas simulator program, designed to estimate the amount of coal bed methane and water that may be recoverable from the wells.

With the results from our economic modeling, we decided to begin aggressively acquiring acreage, concentrating on the North Engelke area, which mapping shows to be the thickest part of the basin. Coal thicknesses here are up to 4 times thicker than in the Cherokee basin to the south, where there are active coal bed methane operations. Many of the coals in the Cherokee basin are present at Engelke, but Engelke also has many more coal seams. As of June 30, 2004 we had leases totalling 252,000 acres. Of the 252,000 acres under lease, approximately 227,000 are in the Engelke area. We have a 100% working interest in all of these leases. The net revenue interest of these leases is 84.5%, so our net acreage is approximately 192,000 acres in the Engelke area.

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

The wells show an excellent section of thick lower Cherokee coals, which is the main producing formation in the coalbed methane wells in other parts of the Forest City/Cherokee Basin. As of October 14, 2004 all 17 CBM wells and all three water disposal wells have been drilled, logged and cased. As of October 14, 2004 all 17 CBM wells had been completed and had begun dewatering.

In deciding to expand our Soldier Creek Prospect, we considered the following factors:

•Major gas lines exist (El Paso owned ANR Pipeline Co. runs directly through our gas leases) and many have available capacity translating to access to markets.

•The Forest City area's flat, sparsely populated marginal ranch or farmland makes transportation and access less expensive, minimizing surface access costs.

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

Acquisition of Assets from Evergreen Resources, Inc.

On September 27, 2004 we completed the acquisition of the "Forest City Basin" assets from Evergreen Resources, Inc. for a purchase price of $22,000,000. The Forest City Basin assets consist of all of Evergreen Resources, Inc.'s interest in certain oil and gas leases covering an aggregate of approximately 766,000 acres located in the State of Kansas, together with 60 well bores and all surface equipment, gathering and surface facilities and all geological, engineering, land and accounting data and records pertaining to these leases and assets.

We now hold in excess of 1 million acres of prospective CBM leases at various stages of development, 88 wells, including 43 CBM wells in eight pilots that are currently dewatering and/or venting gas, 37 CBM wells awaiting stimulation, and 8 saltwater disposal wells.

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

Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our Soldier Creek Prospect, Kansas USA. To date, execution of our business plan has largely focused on acquiring prospective Coal Bed Methane leases and drilling initial test wells on this acreage from which to establish a going forward exploration and development plan.

Plan of Operations

Cash Requirements

For the next 12 months we plan to complete 23 of the uncompleted wells we acquired from Evergreen Resources and to continue the dewatering and venting of gas in our previously completed wells. As we will be in a test period initially, gathering systems and pipeline tie-ins will be undertaken if gas production is deemed to be at commercial levels. We plan to drill 33 new CBM wells to expand some of our existing pilot programs.

Pursuant to several oil and gas leases entered into with various parties and our acquisitions from Evergreen Resources, our Soldier Creek project encompasses approximately 1,004,000 acres of prospective frontier coal bed methane lands. Heartland Oil and Gas Inc. holds the interests in the leases for the lands and operates the project. The expiration dates for the leases range from dates in 2004 through 2012. Certain of the leases may be extended upon the exercise of options on the leases. For the year ending December 31, 2004 we estimate we will spend approximately $1.243 MM on lease extensions. In 2005 we estimate we will spend approximately $1.583 MM on lease extensions. In addition, we are obligated to pay delay rentals on certain leases of approximately $43,000 in each of the years 2004, 2005 and 2006.

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

In order to proceed with our plans we raised funds by way of a private placement of equity securities in our company pursuant to exemptions from registration provided by Regulation S under the Securities Act of 1933. The offering consisted of units at a price of $1.40 per unit. Each unit consisted of one common share $0.001 par value and one warrant exercisable at $1.75 expiring August 30, 2004. In May, 2003 we closed the private placement having issued 1,000,000 units for gross proceeds of $1,400,000. The net proceeds received have been used as working capital to allow us to continue our ongoing lease acquisition program and to expand on the exploration and development of our Soldier Creek Prospect.

In June, 2003, we sold an aggregate of 602,835 of our shares of our common stock and share purchase warrants to acquire an additional 301,418 shares of our common stock in a private placement for gross proceeds of approximately $1,700,000. The share purchase warrants have an exercise price of $3.38 and expire three years from the date of issuance.

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

On January 13, 2004 we closed a private placement for the issuance and sale of 995,305 units at a purchase price of $3.20 per unit for total aggregate proceeds of $3,184,979. Each unit was comprised of one share of Series A Preferred Convertible Stock and one stock purchase warrant to purchase one-half of one share of common stock for the additional consideration of $3.84 per share for a period of three years. The preferred shares have been converted into common shares and none of the Series A shares remain outstanding.

Effective September 27, 2004 we entered into subscription agreements with 48 investors, whereby we issued a total of 23,260,909 shares of our common stock at a purchase price of $1.50 per share for total aggregate proceeds of $34,891,363. One subscriber, who subscribed for 3,333,334 shares for proceeds of $5,000,000, has failed to complete their purchase. As a result, these shares remain outstanding and assessable pending payment. We agreed to pay a commission of 6% of the gross proceeds realized from the sale of the securities to C.K. Cooper & Company, which will be split 55% to C.K. Cooper & Company and 45% to Sterne Agee & Leach, Inc.

Effective September 30, 2004 we entered into subscription agreements with two investors, whereby we issued 3,529,412 series B convertible preferred shares at a purchase price of $1.70 per share for total aggregate proceeds of $6,000,000.

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our Soldier Creek Prospect, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$1,800,000
Acreage
Rentals and Option Payments	$2,861,700
New Land	$70,000

Operations
Complete 23 CBM wells	$1,172,000
Drill, and Complete 33 new wells	$4,380,000
Gathering and Pipelines	$880,300
Lease Operating Expense	$348,000
Corporate and Severance Taxes	$323,500

Total	$11,835,000

As at September 30, 2004, we had $282,350 in current liabilities, as compared to current liabilities of $500,363 as of December 31, 2003. Our financial statements report a net loss of $248,669 for the three month period ended September 30, 2004 compared to a net loss of $345,453 for the three month period ended September 30, 2003. As a result, our accumulated net loss increased to $2,696,782 during the period from inception to September 30, 2004. Our losses decreased primarily as a result of decreased expenses associated with professional fees and decreased expenses associated with administration activities and travel and promotion. Stock-based compensation for the three month period ended September 30, 2004 was $129,598, as compared to $107,513 for the three month period ended September 30, 2003.

Our total liabilities as of September 30, 2004 were $659,303, as compared to total liabilities of $500,363 as of December 31, 2003. The increase was due to our asset retirement obligations of $376,953.

During the nine month period ended September 30, 2004 we spent $28,720,851 on exploration and acquisition of our oil and gas properties. Of this amount, $23,559,979 was attributable to acquisitions costs and $5,160,872 was attributable to explorations costs. Acquisition costs include $22,000,000 that we paid for the purchase of certain oil and gas leases and related equipment and data from Evergreen Resources. We have capitalized these amounts on our balance sheet, which include $376,953 related to asset retirement obligations.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending September 30, 2005.

Employees

Currently we have six full time employees, not including the officers and directors of our company. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for January 1, 2003. SFAS 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized costs is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized The following table summarizes our asset retirement obligation transactions during the nine month period ended September 30, 2004.

Nine Months Ended September 30, 2004

Beginning asset retirement obligations	$ -
Additions related to new properties	276,953
Liabilities incurred	87,000
Deletions related to property disposals	-
Accretion	13,000

Total asset retirement obligations	$ 376,953

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Such standard requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income. Upon adoption of SFAS No. 145, we will reclassify any extraordinary gains and losses on the extinguishments of debt recorded in prior periods to continuing operations. The adoption of SFAS 145 did not have a material effect on our financial position or results of operations.

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

Our consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated a deficit of $2,696,782 since inception of Heartland Oil and Gas Inc. through September 30, 2004.

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

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of September 30, 2004, we have no properties with proven reserves. When we obtain proven oil and gas reserves capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. If the future development of unproved properties are determined uneconomical the amount of such properties is added to the capitalized cost to be amortized. As of September 30, 2004, all of our oil and gas properties were unproved and were excluded from amortization. At September 30, 2004, none of our unproved oil and gas properties were considered impaired.

12

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

RISKS RELATED TO OUR BUSINESS

We have had negative cash flows from operations and if we are not able to continue to obtain further financing our business operations may fail.

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totalling approximately $248,669 for the three months ending September 30, 2004, and accumulative losses of $2,696,782 since inception to September 30, 2004. As of September 30, 2004 we had working capital of $9,832,670 as a result of recent financing activities. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

- the costs to acquire further acreage are more than we currently anticipate;

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

Since inception through September 30, 2004, we have incurred aggregate losses of $2,696,782. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our services, the size of customers' purchases, the demand for our services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

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

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2004. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Effective September 27, 2004 we entered into subscription agreements with 48 accredited investors, whereby we issued a total of 23,260,909 shares of our common stock at a purchase price of $1.50 per share for total aggregate proceeds of $34,891,363. However, one subscriber, who subscribed for 3,333,334 shares for proceeds of $5,000,000 has failed to complete their purchase. As a result, these shares remain outstanding and assessable pending payment. We relied on the provisions of Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, for issuance of the shares.

Effective September 30, 2004 we entered into subscription agreements with 2 accredited investors, whereby we issued 3,529,412 series B convertible preferred shares at a purchase price of $1.70 per share for total aggregate proceeds of $6,000,000. We relied on the provisions of Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, for the issuance of the shares.

Effective October 1, 2004, six accredited investors converted their series A convertible preferred shares into common shares pursuant to certain participation rights of the Series A shares. We issued 2,378,118 shares of our common stock upon conversion of all outstanding series A convertible preferred shares. We relied on the provisions of Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, for the issuance of the shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits Required by Item 601 of Regulation S-B

Exhibit Number/Description

The following Exhibits are filed with this Prospectus:

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws of Adriatic Holdings Ltd. (1)
3.3	Certificate of Amendment to Articles of Incorporation effective November 4, 2002 (2)
3.4	Certificate of Amendment to Articles of Incorporation effective December 10, 2003 (12)
3.5	Certificate of Designation for shares of Series A Convertible Preferred Stock, effective December 18, 2003(9)
19
3.6	Certificate of Designation for shares of Series B Convertible Preferred Stock, effective October 1, 2004 (12)
10.1	Share Exchange Agreement between Adriatic Holdings Ltd., Heartland Oil and Gas Inc. and the shareholders of Heartland Oil and Gas Inc., dated July 31, 2002 (3)
10.2	Form of Oil and Gas Lease (4)
10.3	Managing Dealers Agreement, dated June 19, 2003, between Heartland Oil and Gas Corp. and C.K. Cooper and Company, Inc.(5)
10.4	Managing Dealers Agreement, dated July 29, 2003 between Heartland Oil and Gas Corp. and C.K. Cooper and Company, Inc. (8)
10.5	Form of Subscription Agreement in connection with private placements on June 24 and June 30, 2003 (5)
10.6	Form of Subscription Agreement in connection with private placement on August 19, 2003 (6)
10.7	Consulting Agreement dated July 1, 2003, between Heartland Oil and Gas Corp. and Donald Sharpe (8)
10.8	Consulting Agreement dated July 1, 2003, between Heartland Oil and Gas Corp. and Richard Coglon (8)
10.9	Letter Agreement between Topeka-Atchison Gas & Illuminating LLC with Heartland Oil and Gas Inc., dated August 25, 2000 (8)
10.10	Form of Oil and Gas Lease with Option (7)
10.11	Form of Subscription Agreement in connection with private placement of Series A Preferred shares, dated September 24, 2003 (10)
10.12	Purchase and Sale Agreement between Heartland Oil and Gas Corp. and Evergreen Resources, Inc, dated effective September 27, 2004 (12)
10.13	Form of Securities Purchase Agreement in connection with private placement of Series B Preferred shares, dated October 1, 2004 (11)
10.14	Form of Subscription Agreement in connection with the private placement on September 27, 2004 (12)
14.1	Code of Business Conduct and Ethics (10)
21.1	Heartland Oil and Gas Inc., a company incorporated pursuant to the laws of the State of Nevada
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 for Richard Coglon
31.2*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 for Michael J. David
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002

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

(8) Incorporated by reference to the company's Form SB-2 Registration Statement filed with the Securities and Exchange Commission on August 29, 2003, as amended.

(9) Incorporated by reference to the company's Form SB-2 Registration Statement filed with the Securities and Exchange Commission on February 17, 2004.

(10) Incorporated by reference to the company's Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2004, as amended on May 27, 2004.

(11) Incorporated by reference to the company's Form 8-K filed with the Securities and Exchange Commission on October 6, 2004.

(12) Incorporated by reference to the company's Form SB-2 Registration Statement filed with the Securities and Exchange Commission on November 12, 2004.

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTLAND OIL AND GAS CORP.

By: /s/ Richard Coglon
Richard Coglon, President, Chief Executive Officer and Director
(Principal Executive Officer)
November 15, 2004

By: /s/ Michael J. David
Michael J. David, Chief Financial Officer
(Principal Financial Officer)
November 15, 2004