Form 10KSB
period 2004-12-31
HEARTLAND OIL & GAS CORP
filed 2005-04-15
CIK 1075636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ☐to☐

Commission file number  333-93383

Heartland Oil and Gas Corp. (formerly Adriatic Holdings Limited) (name of small business issuer in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	91-1918326 (I.R.S. Employer Identification No.)
Suite 1925, 200 Burrard Street Vancouver, British Columbia, Canada (Address of principal executive offices)	V6C 3L6 (Zip Code)

Issuer’s telephone number (604) 693-0177

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

Yes ☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State Issuer’s revenues for its most recent fiscal year: $Nil

D/ljm/691849.2

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

47,671,847 common shares at $1.28(1) = $61,109,964

(1) Average of bid and ask closing prices on April 13, 2005

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

50,070,347 common shares and 3,529,412 preferred stock issued and outstanding as of April 12, 2005

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

D/ljm/691849.2

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “CDN$” refer to Canadian dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, and “Heartland” mean Heartland Oil and Gas Corp., unless otherwise indicated.

Business Development During Last Three Years

General Overview

We are an exploration stage oil and gas company engaged in the exploration for and development of Coal Bed Methane in the “Soldier Creek Prospect” located in the Forest City Basin of northeast Kansas. Our “Soldier Creek” project encompassed approximately 252,583 acres of prospective frontier CBM lands. Our subsidiary, Heartland Oil and Gas Inc., holds the interests in the leases and operates the project. Effective September 27, 2004 we acquired leases covering an additional 766,000 acres of prospective CBM lands, also in the Forest City Basin. We have not renewed some leases and as of April 12, 2005 we have leases covering approximately 853,000 acres.

Corporate History

Our company, Heartland Oil and Gas Corp., was incorporated in the State of Nevada on July 9, 1998, under the name Adriatic Holdings Ltd.

We are an oil and gas exploration company that, prior to our recent acquisition of certain assets from Evergreen Resources, had interests in leases covering approximately 252,583 acres in central Kansas. We have a 100% working interest in all of these leases. Our net revenue interest in these leases is 84.5%. Our “working interest” consists of our share of gross production, revenues, burdens, field operating costs and gathering and processing fees before deduction of royalties. Our “net revenue interest” means our working interest less the royalties that are payable.

We have not been involved in any bankruptcy, receivership or similar proceeding.

D/ljm/691849.2

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

We are an exploration stage oil and gas company engaged in the exploration for and development of Coal Bed Methane in the “Soldier Creek Prospect” located in the Forest City Basin of northeast Kansas. Pursuant to several Oil and Gas Leases entered into with various parties prior to our recent acquisitions of further leases from Evergreen Resources, Inc., our “Soldier Creek” project encompassed approximately 252,583 acres of prospective frontier coal bed methane lands. We have a 100% working interest in all of these leases. Our net revenue interest in these leases is 84.5%, so as a result our net acreage is approximately 213,000 acres. Our “working interest” consists of our share of gross production, revenues, burdens, field operating costs and gathering and processing fees before deduction of royalties. Our “net revenue interest” means our working interest less the royalties that are payable. Heartland Oil and Gas Inc. holds the interests in the leases for the lands and operates the project. The expiration dates for the leases range from dates in 2004 through 2009. Certain of Heartland’s leases may be extended upon the exercise of options on the leases. In 2005 we expect to pay $422,000 on lease extensions. In 2006 we expect to pay approximately $355,076 on leases extensions. In addition, we are obligated to pay delay rentals on certain leases of approximately $75,000 in 2005 and 2006.

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

D/ljm/691849.2

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

With the results from our economic modeling, we decided to begin aggressively acquiring acreage, concentrating on the North Engelke area, which mapping shows to be the thickest part of the basin. Coal thicknesses here are up to 4 times thicker than in the Cherokee basin to the south, where there are active coal bed methane operations. Many of the coals in the Cherokee basin are present at Engelke, but Engelke also has many more coal seams. Prior to the acquisition of the leases from Evergreen Resources in September of 2004 we had leases totalling 252,583 acres. Of the 252,583 acres under lease, approximately 227,000 are in the Engelke area. We have a 100% working interest in all of these leases. The net revenue interest of these leases is 84.5%, so our net acreage is approximately 192,000 acres in the Engelke area.

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

The wells show an excellent section of thick lower Cherokee coals, which is the main producing formation in the coalbed methane wells in other parts of the Forest City/Cherokee Basin. As of December 1, 2004 all 17 CBM wells and all three water disposal wells have been drilled, logged and cased. As of December 1, 2004 all 17 CBM wells had been completed and had begun dewatering.

D/ljm/691849.2

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

Acquisition of Assets from Evergreen Resources, Inc.

On September 27, 2004 we completed the acquisition of the “Forest City Basin” assets from Evergreen Resources, Inc. for a purchase price of $22,000,000. The Forest City Basin assets consist of all of Evergreen Resources, Inc.’s interest in certain oil and gas leases covering an aggregate of approximately 766,000 acres located in the State of Kansas, together with 60 well bores and all surface equipment, gathering and surface facilities and all geological, engineering, land and accounting data and records pertaining to these leases and assets.

After the acquisition of the Evergreen assets, we held in excess of 1 million acres of prospective CBM leases at various stages of development, 91 wells, including 39 CBM wells in eight pilots that are currently dewatering and/or venting gas, 41 CBM wells awaiting stimulation, and 11 saltwater disposal wells. As of April 12, 2005 we have leases covering approximately 853,000 acres. As of April 12, 2005 seventeen of the CBM wells acquired from Evergreen have been fracture stimulated and put on pump. As of April 12, 2005 eleven additional CBM wells had been drilled and is waiting on completion.

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

D/ljm/691849.2

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

Competitors

The three largest coal bed methane producers in America’s lower 48 states are BP Amoco, Burlington Resources and Phillips Petroleum, all producing most of their production from the now-in-decline San Juan basin. Though it ranks fourth in terms of natural gas production, the leading coal bed methane participant in terms of growth and technology is, in our view, Devon Energy. Devon is aggressively expanding coal bed methane production in the Powder River Basin located in Wyoming and Montana and Raton Basin located in Colorado and has coal bed methane production in the San Juan Basin located in New Mexico and Wind River Basin located in Wyoming. Devon is also developing the coal bed methane potential of southeastern Kansas where it has amassed over 400,000 acres. Its project is centered in Cherokee Basin, that is the southern end of the coal bed methane fairway.

Other companies are also active in the coal bed methane fairway, including Anadarko Petroleum Corporation, JM Huber Corporation and Whiting Petroleum.

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

D/ljm/691849.2

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

As of December 31, 2004 we have spent approximately $12,600,000 on our Soldier Creek Prospect.

Employees

Currently we have six full time employees not including the officers and directors of our company. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

We have had negative cash flows from operations and if we are not able to continue to obtain further financing our business operations may fail.

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totalling approximately $1,683,413 for the year ending December 31, 2004, and accumulative losses of $3,384,951 since inception to December 31, 2004. As of December 31, 2004 we had working capital of $12,638,694 as a result of recent financing activities. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

- the costs to acquire further acreage are more than we currently anticipate;

- drilling and completion costs for further wells increase beyond our expectations; or

- we encounter greater costs associated with general and administrative expenses or offering costs.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

D/ljm/691849.2

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

Since inception through December 31, 2004, we have incurred aggregate losses of $3,384,951. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our services, the size of customers’ purchases, the demand for our services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

D/ljm/691849.2

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

D/ljm/691849.2

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

The potential profitability of oil and gas ventures depends upon factors beyond the control of our company.

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

D/ljm/691849.2

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

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labour, and other risks are involved. We may become subject to liability for pollution or hazards against which we cannot adequately insure or which we may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

D/ljm/691849.2

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

Item 2. Description of Property.

Our executive and head offices are located at Suite 1925, 200 Burrard Street, Vancouver, British Columbia, V6C 3L6. The offices are approximately 2,935 square feet in size and are leased on an annual basis, expiring February 29, 2008, at an annual rent of approximately CDN$58,700. Upon the acquisition of the Evergreen Resources assets, we assumed an office lease located at 2515 East Logan Street, Ottawa, KS, 66067. The offices are approximately 31,000 square feet in size and are leased until October 31, 2005 at a rate of $11,500 per month. We also have offices located at 1625 Broadway, Suite 1480, Denver, CO, 80202. The offices are approximately 2,500 square feet in size and are leased on November 1, 2004, expiring November 1, 2007, at a rate of $3,600 per month. Our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

Our Soldier Creek project currently encompasses approximately 252,583 acres of prospective frontier coal bed methane (CBM) lands located in the Forest City Basin of northeast Kansas. As at the date hereof we had a total of 853,000 acres of undeveloped land under lease in a number of counties northeast of Kansas.

We had no productive wells as at the date hereof and no developed acreage. As at April 12, 2005 we had 91 wells, 39 of these wells have been drilled and cased and are currently dewatering, 41 wells are drilled and are awaiting completion and 11 wells are salt water disposal wells. “Cased” means that metal casing has been cemented in place in the well to protect the well from fluids, pressures and/or wellbore stability problems in the wells, in anticipation of testing and/or production.

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

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is traded on the National Association of Securities Dealers OTC Bulletin Board under the symbol “HOGC” Between March 7, 2002 and November 3, 2002 our common stock traded under the symbol “ADRH”. The following quotations obtained from Bloomberg reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

D/ljm/691849.2

OTC Bulletin Board (1) (2)
Quarter Ended	High	Low
January 1, 2005 to April 12, 2005	$2.07	$1.06
December 31, 2004	$2.99	$1.27
September 30, 2004	$2.99	$1.23
June 30, 2004	$3.31	$1.25
March 31, 2004	$4.55	$2.17
December 31, 2003	$5.17	$3.48
September 30, 2003	$5.70	$3.90
(1)	Our common stock began being quoted for trading on the OTC Bulletin Board on March 7, 2002.

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

On April 12, 2005, the shareholders’ list of our common shares showed 137 registered shareholders and 46,737,013 shares outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

Effective September 27, 2004 we entered into subscription agreements with 48 accredited investors, whereby we issued a total of 23,260,909 shares of our common stock at a purchase price of $1.50 per share for total aggregate proceeds of $34,891,363. However, one subscriber for 3,333,334 common shares, for proceeds of $5,000,000, has not yet completed their purchase and provided the purchase price. Subsequent to the year ended December 31, 2004, the 3,333,334 common shares were returned to treasury. The investors confirmed in writing that they were accredited investors and represented their intention to acquire the securities for investment purposes and not with a view to distribution. We did not, and no person acting on our behalf, used any form of general solicitation or general advertising in connection with this offering. Appropriate legends were affixed to the stock certificates issued to the investors. The investors acknowledged that the sale of the securities was not registered under the Securities Act of 1933 and the securities could not be resold unless the securities were registered or unless an exemption from such registration was available. As a result of the foregoing, we relied on the provisions of Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, for the issuance of the shares.

Effective September 30, 2004 we entered into subscription agreements with 2 accredited investors, whereby we issued 3,529,412 series B convertible preferred shares at a purchase price of $1.70 per share for total aggregate proceeds of $6,000,000. The investors confirmed in writing that they were accredited investors and represented their intention to acquire the securities for investment purposes and not with a view to distribution. We did not, and no person acting on our behalf, used any form of general solicitation or general advertising in connection with this offering. Appropriate legends were affixed to the stock certificates issued to the investors. The investors acknowledged that the sale of the securities was not registered under the Securities Act of 1933 and the securities could not be resold unless the securities were registered or unless an exemption from such registration was available. As a result of the foregoing, we relied on the provisions of Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, for the issuance of the series B convertible preferred shares.

D/ljm/691849.2

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

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 8 of this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

OVERVIEW

We are an exploration stage oil and gas company and carry out our operations through our wholly owned subsidiary, Heartland Oil and Gas Inc. We are currently engaged in the exploration for and development of coal bed methane in the Soldier Creek Prospect located in the Forest City Basin of northeast Kansas. We do not have any revenues other than interest income, as we are in the development stage. On September 17, 2002 we acquired all of the shares of Heartland Oil and Gas Inc. We exchanged one share of Adriatic Holdings Ltd. for one share of Heartland Oil and Gas Inc. A total of 12,212,429 shares of Adriatic Holdings Ltd. were issued in exchange for the shares of Heartland Oil and Gas Inc.

PLAN OF OPERATIONS

Cash Requirements

For the next 12 months we plan to continue to evaluate the coal bed methane potential of the area. We have no drilling obligations or commitments, so all our activity is discretionary. We contemplate our evaluation program to include completing 15 of the uncompleted wells we acquired from Evergreen Resources and to continue the dewatering and venting of gas in our previously completed wells. As we will be in a test period initially, gathering systems and pipeline tie-ins will be undertaken if gas production is deemed to be at commercial levels. We may also drill 16 new CBM wells to expand or infill some of our existing pilot programs as we evaluate and refine drilling, completion, and stimulation technologies.

Pursuant to several oil and gas leases entered into with various parties and our acquisitions from Evergreen Resources, our Soldier Creek project encompasses approximately 282,583 acres of prospective frontier coal bed methane lands. Heartland Oil and Gas Inc. holds the interests in the leases for the lands and operates the project. The expiration dates for the leases range from dates in 2004 through 2012. Certain of the leases may be extended upon the exercise of options on the leases. In 2005 we estimate we will spend approximately $422,000 on lease extensions. In addition, we are obligated to pay delay rentals on certain leases of approximately $75,000 in each of the years 2005 and 2006

We may require additional funds to implement our growth strategy in our gas exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

In order to proceed with our plans we raised funds by way of a private placement of equity securities in our company pursuant to exemptions from registration provided by Regulation S under the Securities Act of 1933. The

D/ljm/691849.2

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

On January 13, 2004 we closed a private placement for the issuance and sale of 995,305 units at a purchase price of $3.20 per unit for total aggregate proceeds of $3,184,979. Each unit was comprised of one share of Series A Preferred Convertible Stock and one stock purchase warrant to purchase one-half of one share of common stock for the additional consideration of $3.84 per share for a period of three years. The preferred shares have been converted into common shares.

Effective September 27, 2004 we entered into subscription agreements with 48 investors, whereby we issued a total of 23,260,909 shares of our common stock at a purchase price of $1.50 per share for total aggregate proceeds of $34,891,363. However, one subscriber for 3,333,334 common shares, for proceeds of $5,000,000, has not yet completed their purchase and provided the purchase price. Subsequent to the year ended December 31, 2004, the 3,333,334 common shares were returned to treasury. We agreed to pay a commission of 6% of the gross proceeds realized from the sale of the securities to C.K. Cooper & Company, which will be split 55% to C.K. Cooper & Company and 45% to Sterne Agee & Leach, Inc.

Effective September 30, 2004 we entered into subscription agreements with two investors, whereby we issued 3,529,412 series B convertible preferred shares at a purchase price of $1.70 per share for total aggregate proceeds of $6,000,000.

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our Soldier Creek Prospect, as follows:

D/ljm/691849.2

Estimated Funding Required During the Next Twelve Months

General and Administrative	$1,800,000
Acreage
Rentals and Option Payments	$497,000
New Land	$70,000

Operations
Complete 15 CBM wells	$920,000
Drill, and Complete 16 new wells, as necessary	$2,145,000
Gathering and Pipelines, if commercial	$1,300,000
Lease Operating Expense	$348,000
Corporate and Severance Taxes	$323,500

Working Capital	$1,016,200

Total	$8,419,700

                 As at December 31, 2004, we had $775,310 in current liabilities, as compared to current liabilities of $500,363 as of December 31, 2003. Our financial statements report a net loss of $1,683,413 for the year ended December 31, 2004 compared to a net loss of $1,219,393 for the year ended December 31, 2003. As a result, our accumulated net loss increased to $3,384,951 during the period from inception to December 31, 2004. Our losses increased primarily as a result of an increase in expenses associated with office rent, management fees and stock-based compensation. Office rent increased from $32,168 for the year ended December 31, 2003 to $100,412 for the year ended December 31, 2004. The increase resulted from the assumption of an office lease from Evergreen Resources in Ottawa, KS of $11,500 per month for the last fiscal quarter of 2004, and the entering into of a new office lease in Denver, CO of $3,600 per month for November and December, 2004. Management fees increased from $48,020 for the year ended December 31, 2003, to $187,731 for the year ended December 31, 2004 as a result of the inclusion of management fees to an officer for the year ended December 31, 2004. Management fees paid to two directors also increased during the year ended December 31, 2004 as compared to the year ended December 31, 2003. Stock-based compensation for the year ended December 31, 2004 was $766,069, as compared to $ 455,375 for the year ended December 31, 2003 as we granted 1,880,000 stock options for the year ended December 31, 2004, as compared to 100,000 stock options for the year ended December 312, 2003.

Our total liabilities as of December 31, 2004 were $1,337,929, as compared to total liabilities of $500,363 as of December 31, 2003. The increase was due to our asset retirement obligations of $562,619.

During the year ended December 31, 2004 we spent $31,292,242 on exploration and acquisition of our oil and gas properties. Of this amount, $23,187,379 was attributable to acquisition costs and $8,104,863 was attributable to exploration costs. Acquisition costs include $22,000,000 that we paid for the purchase of certain oil and gas leases and related equipment and data from Evergreen Resources. We have capitalized these amounts on our balance sheet, which include $562,619 related to asset retirement obligations.

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

D/ljm/691849.2

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending December 31, 2005.

Employees

Currently we have six full time employees not including the officers and directors of our company. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. SFAS 123(R) is effective for all interim periods beginning after December 15, 2005. We are currently evaluating the impact of this standard on our financial condition and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets” (“SFAS 153”), an amendment of APB Opinion No. 29, “Accounting for Non-monetary Transactions”. SFAS 153 requires that exchanges of non-monetary assets are measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. We do not believe that the adoption of this standard will have a material impact on our financial condition or results of operations.

D/ljm/691849.2

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials. The Company has not produced significant revenue from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”.

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to account for stock-based compensation Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB25”) and have adopted the disclosure only provisions of SFAS123. Accordingly, compensation cost for stock options is measured at intrinsic value, which is the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee is required to pay for the stock.

We account for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services”.

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of December 31, 2004, we have no properties with proven reserves. When we obtain proven oil and gas reserves capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. If the future development of unproved properties are determined uneconomical the amount of such properties is added to the capitalized cost to be amortized. As of December 31, 2004, all of our oil and gas properties were unproved and were excluded from amortization. At December 31, 2004, none of our unproved oil and gas properties were considered impaired.

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

Substantially all of our assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Estimates of fair value are made at a specific point in time, based on relative market information and information about the financial instrument, specifically, the value of the underlying financial instrument. Assets that are recorded at fair value consist largely of cash and other assets, which are carried at contracted amounts that approximate fair value. Our liabilities consist of short term liabilities recorded at contracted amounts that

D/ljm/691849.2

approximate fair value. Financial instruments that potentially subject us to concentrations of credit risk consists primarily of cash in excess of the federally insured amount of $100,000. To date, we have not incurred a loss relating to this concentration of credit risk.

We account for asset retirement obligations in accordance with the provisions of SFAS 143 “Accounting for Asset Retirement Obligations”. SFAS 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. We have recognized asset retirement obligations related to our oil and gas properties.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$), are prepared in accordance with United States Generally Accepted Accounting Principles and include the following:

The Independent Auditor’s Report of Staley Okada & Partners, for the audited consolidated financial statements for the year ended December 31, 2004, dated March 25, 2005.

Balance Sheets at December 31, 2004 and 2003.

Statements of Operations for the years ended December 31, 2004 and 2003 and for the period from inception (August 11, 2000) through December 31, 2004.

Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004 and 2003 and for the period from inception (August 11, 2000) to December 31, 2004.

Statements of Cash Flows for the years ended December 31, 2004 and 2003 and for the period from inception (August 11, 2000) through December 31, 2004.

Notes to the Financial Statements.

D/ljm/691849.2

F-1

HEARTLAND OIL & GAS CORP.

(An Exploration Stage Company)

December 31, 2004

Index

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations	F-2

Consolidated Statement of Changes in Stockholders’ Equity	F-3

Consolidated Statements of Cash Flows	F-4

Notes to the Consolidated Financial Statements	F-5

D/ljm/691849.2

Suite 400 - 889 West Pender Street Vancouver, BC Canada V6C 3B2 Tel 604 694-6070 Fax 604 585-8377 info@staleyokada.com www.staleyokada.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Heartland Oil and Gas Corp.

(An Exploration Stage Company)

We have audited the consolidated balance sheet of Heartland Oil and Gas Corp. (An Exploration Stage Company) as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years ended December 31, 2003 and 2004 and the amounts included in the cumulative amounts for the period from inception (August 11, 2000) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Oil and Gas Corp. (An Exploration Stage Company) as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2004 and amounts included in the cumulative amounts for the period from inception (August 11, 2000) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

“Staley, Okada & Partners”

Vancouver, B.C., Canada	STALEY, OKADA & PARTNERS
March 25, 2005	CHARTERED ACCOUNTANTS

Staley, Okada & Partners is member of MSI, a network of Independent professional firms ^ A member of the Institute of Chartered Accountants of British Columbia

A partnership of Incorporated professionals; L.M. Okada, Ltd., K.A. Scott, Ltd., J.M. Bhagirath, Ltd., L.W.D. Vickars, Ltd., G.S. Traher, Inc., D. Larocque, Ltd.

D/ljm/691849.2

HEARTLAND OIL & GAS CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,081,221	$8,279,474
Prepaid expenses	332,021	27,011
Other current assets	762	-

Total current assets	13,414,004	8,306,485

OIL AND GAS PROPERTIES, unproven (Note 2)	35,559,413	4,267,171

PROPERTY AND EQUIPMENT (Note 3)	228,590	16,075

TOTAL ASSETS	$49,202,007	$12,589,731

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$764,790	$493,336
Due to related parties (Note 4)	10,520	7,027

Total current liabilities	775,310	500,363

LONG-TERM DEBT
Asset retirement obligations (Note 5)	562,619	-

TOTAL LIABILITIES	1,337,929	500,363

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value, 5,000,000 shares authorized,
3,529,412 and nil shares issued and outstanding, respectively (Note 6)	3,529	-

Common stock - $0.001 par value, 100,000,000 shares authorized,
50,070,347 shares issued, 46,737,013 shares outstanding (Note 7) (December 31, 2003 – 24,301,320 shares issued and outstanding)	46,737	24,301
Additional paid-in capital	51,198,763	13,766,605
Deficit accumulated during the exploration stage	(3,384,951)	(1,701,538)

	47,864,078	12,089,368

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,202,007	$12,589,731

The accompanying notes are an integral part of these consolidated financial statements.

D/ljm/691849.2

HEARTLAND OIL & GAS CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2004	Year Ended December 31, 2003	Period from Inception (August 11, 2000) Through December 31, 2004

REVENUE	$-	$-	$-

EXPENSES
Accretion expense	10,249	-	10,249
Consulting (Note 4)	14,025	53,489	99,196
General and administrative	254,177	229,792	516,569
Interest expense	-	7,383	52,190
Management fees (Note 4)	187,731	48,020	281,751
Office rent	100,412	32,168	132,580
Professional fees	222,117	203,423	504,462
Stock based compensation (Note 1)	766,069	455,375	1,441,044
Travel and promotion	220,901	217,645	468,435

Total operating expenses	1,775,681	1,247,295	3,506,476

Loss from operations	(1,775,681)	(1,247,295)	(3,506,476)

OTHER INCOME
Interest income	92,268	27,902	121,525

NET LOSS	$(1,683,413)	$(1,219,393)	$(3,384,951)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.06)	$(0.06)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	30,168,000	21,752,000

The accompanying notes are an integral part of these consolidated financial statements

D/ljm/691849.2

HEARTLAND OIL & GAS CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

PERIOD FROM INCEPTION (AUGUST 11, 2000) TO DECEMBER 31, 2004

	Number of Preferred Shares	Preferred Stock Amount	Number of Common Shares	Common Stock Amount	Additional Paid-in Capital	Stock Subscriptions Receivable	Deficit Accumulated During the Exploration Stage

INCEPTION, August 11, 2000	—	$—	—	$—	$—	$—	$—

Common stock issued at $0.005 per share	—	—	10,000,000	10,000	40,000	—	—
Common stock issued at $0.35 per share	—	—	1,332,429	1,332	465,018	—	—
Net loss	—	—	—	—		—	(10,004)

BALANCES, December 31, 2000	—	—	11,332,429	11,332	505,018	—	(10,004)

Net loss	—	—	—	—	—	—	(43,587)

BALANCES, December 31, 2001	—	—	11,332,429	11,332	505,018	—	(53,591)

Common stock issued at $0.50 per share	—	—	880,000	880	439,120	—	—
Recapitalization (Note 1)	—	—	7,090,000	7,090	402,313	—	—
Common stock issued at $1.40 per share	—	—	280,000	280	391,720	—	—
Issuance of stock warrants as compensation	—	—	—	—	219,600	—	—
Net loss	—	—	—	—	—	—	(428,554)

BALANCES, December 31, 2002	—	—	19,582,429	19,582	1,957,771	—	(482,145)

Common stock issued at $1.40 per share	—	—	720,000	720	1,007,280	—	—
Exercise of options at $0.50 per share	—	—	70,000	70	34,930	—	—
Conversion of debentures at $2.00	—	—	121,345	121	242,569	—	—
Conversion of debentures at $1.00	—	—	450,016	450	449,566	—	—
Common stock issued at $2.82 per share	—	—	602,835	603	1,699,395	—	—
Common stock issued at $3.20 per share	—	—	2,754,695	2,755	8,812,268	—	—
Issuance of stock options as compensation	—	—	—	—	455,375	—	—
Less: share issue costs	—	—	—	—	(892,549)	—	—
Net loss	—	—	—	—	—	—	(1,219,393)

BALANCES, December 31, 2003	—	—	24,301,320	24,301	13,766,605	—	(1,701,538)

Common stock issued at $0.35 per share	—	—	30,000	30	10,470	—	—
Common stock issued at $0.50 per share	—	—	100,000	100	49,900	—	—
Common stock issued at $1.50 per share	—	—	23,260,909	23,261	34,868,104	(5,000,000)	—
Cancellation of stock subscription (Note 7)	—	—	(3,333,334)	(3,333)	(4,996,667)	5,000,000	—
Issuance of stock options as compensation	—	—	—	—	766,069	—	—
Preferred stock issued at $3.20 per share	995,305	995	—	—	3,183,981	—	—
Preferred stock converted to common stock	(995,305)	(995)	2,378,118	2,378	(1,383)	—	—
Preferred stock issued at $1.70 per share	3,529,412	3,529	—	—	5,996,471	—	—
Less: share issue costs	—	—	—	—	(2,444,787)	—	—
Net loss	—	—	—	—	—	—	(1,683,413)

BALANCES, December 31, 2004	3,529,412	$3,529	46,737,013	$46,737	$51,198,763	$—	$(3,384,951)

The accompanying notes are an integral part of these consolidated financial statements.

D/ljm/691849.2

HEARTLAND OIL & GAS CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2004	Year Ended December 31, 2003	Period from Inception (August 11, 2000) Through December 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,683,413)	$(1,219,393)	$(3,384,951)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	10,249	-	10,249
Accrued interest on convertible debentures	-	22,308	49,061
Stock options issued as compensation	766,069	455,375	1,441,044
Depreciation and amortization	56,986	3,571	60,616
Increase in other current assets	(762)	-	(762)
Increase in prepaid expenses	(305,010)	(22,670)	(331,996)
Increase in accounts payable and accrued liabilities	271,454	429,080	994,236

Net cash used in operating activities	(884,427)	(331,729)	(1,162,503)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(230,711)	(16,605)	(250,416)
Acquisition and exploration of oil and gas properties	(30,778,662)	(2,117,087)	(35,045,833)

Net cash used in investing activities	(31,009,373)	(2,133,692)	(35,296,249)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in due to related parties	3,493	(7,051)	232,000
Cash received on recapitalization	-	-	15,896
Proceeds from long-term debt	-	-	586,202
Proceeds from issuance of common stock, net of offering costs	27,764,186	10,665,471	39,778,007
Proceeds from issuance of preferred stock, net of offering costs	8,927,868	-	8,927,868

Net cash provided by financing activities	36,695,547	10,658,420	49,539,973

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,801,747	8,192,999	13,081,221

CASH AND CASH EQUIVALENTS, beginning of period	8,279,474	86,475	-

CASH AND CASH EQUIVALENTS, end of period	$13,081,221	$8,279,474	$13,081,221

Cash paid for:
Interest	$-	$7,383	$52,190

Supplemental disclosure for non-cash investing and financing activities (Note 9)

The accompanying notes are an integral part of these consolidated financial statements

D/ljm/691849.2

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

The consolidated financial statements include the accounts of Adriatic since the date of the reverse acquisition (September 17, 2002) and the historical accounts of its wholly owned subsidiary, Heartland Oil and Gas Inc. since inception (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has suffered recurring losses from operations and has accumulated a deficit of $3,384,951 since inception on August 11, 2000. Since inception, the Company has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from its oil and gas drilling and exploration activities.

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America, and are expressed in US dollars. The Company has not produced significant revenue from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Foreign Currency Translation

The Company’s functional currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. The 3,333,334 shares of common stock subsequently cancelled have been excluded from the calculation of basic EPS. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Property and Equipment

Property and equipment consists of office furniture & equipment and gathering and surface facilities, and are recorded at cost. Amortization is provided for office furniture & equipment on a declining balance basis at annual rates ranging from 20% to 50% per annum, and for gathering and surface facilities on a straight-line basis over 20 years. Gathering and surface facilities are included with oil and gas property costs.

D/ljm/691849.2

HEARTLAND OIL & GAS CORP.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of December 31, 2004, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be amortized. As of December 31, 2004 and 2003, all of the Company’s oil and gas properties were unproved and were excluded from amortization. At December 31, 2004 and 2003, management believes none of the Company’s unproved oil and gas properties reflected on the balance sheet were considered impaired.

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

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

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

Financial Instruments and Concentration of Credit Risk

Substantially all of the Company’s assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Estimates of fair value are made at a specific point in time, based on relative market information and information about the financial instrument, specifically, the value of the underlying financial instrument. Assets that are recorded at fair value consist largely of cash and other assets, which are carried at contracted amounts that approximate fair value. Oil and gas properties are valued as discussed above. The Company’s liabilities consist of short term liabilities recorded at contracted amounts that approximate fair value. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash in excess of the federally insured amount of $100,000. To date, the Company has not incurred a loss relating to this concentration of credit risk.

D/ljm/691849.2

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services”. Under the Company’s 2004 Stock Option Plan, up to a maximum of 2,000,000 shares of common stock may be granted to key employees and consultants. The options granted under the plan generally vest over four years, and are for a term not exceeding 10 years. The fair value of the options granted during the year ended December 31, 2004 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 2.76%, expected volatility of 120%, an expected option life of 2.94 years and no expected dividends. The fair value of the options granted during the year ended December 31, 2003 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 2.80%, expected volatility of 76%, an expected option life of 4.5 years and no expected dividends. The weighted average fair value of options granted was $1.05 per share (2003 - $2.83). Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $987,901 for the year ended December 31, 2004 (2003 - $95,081).

Had the Company measured compensation cost based on the fair value of the options at the grant date for the years ended December 31, 2004 and 2003 consistent with the method prescribed by SFAS 123, the Company’s net loss and loss per common share would have been increased to the pro forma amounts indicated below:

	Year Ended December 31, 2004	Year Ended December 31, 2003

Net loss, as reported	$(1,683,413)	$(1,219,393)

Add: Stock-based compensation expense included in reported net income, net of related tax effects	766,069	455,375

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,753,970)	(550,456)

Pro forma net loss	$(2,671,314)	$(1,314,474)

Earnings per share:
Basic and diluted loss per common share
As reported	$(0.06)	$(0.06)
Pro forma	$(0.09)	$(0.06)

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS 143 “Accounting for Asset Retirement Obligations”. SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company recognized asset retirement obligations related to its oil and gas properties.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, to be recognized in the financial statements based on the grant-date fair value of the award. SFAS 123(R) is effective for all interim periods beginning after December 15, 2005. Management is currently evaluating the impact of this standard on the Company’s financial condition and results of operations.

D/ljm/691849.2

HEARTLAND OIL & GAS CORP.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets” (“SFAS 153”), an amendment of APB Opinion No. 29, “Accounting for Non-monetary Transactions”. SFAS 153 requires that exchanges of non-monetary assets are measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company’s financial condition or results of operations.

In May, 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not effect the Company’s financial position or results of operations.

NOTE 2-	OIL AND GAS PROPERTIES, UNPROVEN

The total costs incurred and excluded from amortization are summarized as follows:

	Acquisition Costs	Exploration Costs	Total

Costs incurred during years ended:

December 31, 2004	$23,187,379	$8,104,863	$31,292,242
December 31, 2003	839,081	1,278,006	2,117,087
December 31, 2002	917,003	-	917,003
December 31, 2001	506,253	591,875	1,098,128
December 31, 2000	110,000	24,953	134,953

Totals	$25,559,716	$9,999,697	$35,559,413

At December 31, 2004, all of the Company’s oil and gas properties are considered unproven. Based on the status of the Company’s exploration activities, including the drilling of test wells, management has determined that no impairment has occurred.

Included in acquisition costs in December 31, 2004, is $22,000,000 related to the acquisition of the “Forest City Basin” assets from Evergreen Resources, Inc.. The Forest City Basin assets consisted of certain oil and gas leases covering an aggregate of approximately 766,000 acres located in the Forest City Basin area of the State of Kansas, together with 60 well bores and all surface equipment, gathering and surface facilities and all geological, engineering, land and accounting data and records pertaining to these leases and assets. Included in the acquisition costs are $2,194,000 allocated to the gathering and surface facilities costs acquired.

At December 31, 2004, the Company owns a 100% working interest in certain oil and gas leases encompassing approximately 1.0 million acres located in the Forest City Basin, Kansas. The Company’s net revenue interest in these leases is 84.5%. The expiration dates for the leases range from dates in 2005 through 2009. Certain of the leases may be extended upon the exercise of options on the leases. Lease extension payments are due in fiscal 2005 of $422,000 and in fiscal 2006 of $355,000. In addition, the Company is required to pay delay rentals on certain leases of approximately $75,000 in fiscal 2005 and 2006. During the year ended December 31, 2004, the Company recorded amortization of $38,790 (December 31, 2003 - $nil) related to gathering and surface facilities.

NOTE 3 – PROPERTY AND EQUIPMENT

	Costs	Accumulated Amortization	December 31, 2004 Net Carrying Value	December 31, 2003 Net Carrying Value

Office furniture and equipment	$253,317	$24,727	$228,590	$16,075

D/ljm/691849.2

HEARTLAND OIL & GAS CORP.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

Amounts due to related parties on the accompanying balance sheet as of December 31, 2004, are $10,520 (2003 - $7,027). This amount due from related parties represents non-interest bearing expense reimbursements and advances to directors and officers, with no fixed terms of repayment.

During the year ended December 31, 2004, the Company paid $187,731 (2003 - $48,000) in management fees and $14,025 (2003 - $36,000) in consulting fees to directors and officers of the Company.

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

	Year Ended December 31, 2004	Year Ended December 31, 2003

Beginning asset retirement obligations	$-	$-
Additions related to new properties	276,953	-
Liabilities incurred	275,417	-
Deletions related to property disposals	-	-
Accretion	10,249	-

Total asset retirement obligations	$562,619	$-

NOTE 6 – PREFERRED STOCK

During the year ended December 31, 2004 the following transactions occurred:

•

During January and February, 2004 the Company completed the sale of 995,305 units at $3.20 per unit for proceeds of $3,184,976, before issue costs. Each unit consisted of one share of Series A Convertible Preferred Stock (“Series A stock”) and one stock purchase warrant to purchase one-half of one share of common stock for additional consideration of $3.84 per share, expiring January 13, 2007. On October 1, 2004, the holders of 995,305 Series A stock converted their shares into 2,378,118 shares of common stock for no consideration to the Company. At December 31, 2004, there are no Series A stock outstanding.

•

In September 2004, the Company completed the sale of 3,529,412 shares of Series B Convertible Preferred Stock (“Series B stock”) at $1.70 per share for proceeds of $6,000,000, before issue costs. Each Series B preferred share is convertible into one common share for no additional consideration. The Series B stock may be converted at any time by the holder. Subject to certain conditions, the Series B stock may be converted by the Company at any time after 18 months from the date of issue. Subject to certain defined “liquidation events”, the holders have the option to redeem the preferred stock at a minimum price of $1.90 per share. The Company may redeem the Series B stock at any time by payment of a premium ranging from 112% to 136%.

NOTE 7 - COMMON STOCK

During the year ended December 31, 2004 the following transactions occurred:

•

On September 30, 2004, the Company completed the sale of 23,260,909 shares of Common Stock at $1.50 per share for proceeds of $34,891,365, before issue costs. However, one subscriber for 3,333,334 common shares for proceeds of $5,000,000 did not pay. Subsequent to the year ended December 31, 2004, these unpaid shares were cancelled. Accordingly, the previous $5,000,000 stock subscription has been reversed as at December 31, 2004, and the 3,333,334 shares of common stock have been excluded from total common shares outstanding.

•

During the year ended December 31, 2004, the Company issued 100,000 shares of common stock at $0.50 per share for proceeds of $50,000 and 30,000 shares of common stock at $0.35 per share for proceeds of $10,500 from the exercise of stock options.

During the year ended December 31, 2003 the following transactions occurred:

•

In March 2003, the Company sold 690,000 units at $1.40 for proceeds of $966,000. Each unit consisted of one share of common stock and one common stock purchase warrant, exercisable at a price of $1.75 per share until August 31, 2004. The Company relied on the provisions of Regulation S promulgated under the Securities Act of 1933, for the issuance of the shares.

•	In May 2003, the Company sold 30,000 units at $1.40 for proceeds of $42,000. This sale concluded the “Regulation S” private placement of 1,000,000 units at $1.40 per unit.

D/ljm/691849.2

HEARTLAND OIL & GAS CORP.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMON STOCK (continued)

•

The Company issued 121,345 units at a price of $2.00 for the conversion of $242,690 (including interest of $20,242) outstanding on a convertible debenture. Each unit consisted of one share of common stock and one common stock purchase warrant, exercisable at $2.00 per share expiring on December 31, 2004.

•

The Company issued 602,836 units at $2.82 per unit for proceeds of approximately $1,700,000 from a private placement. Each unit consisted of one share of common stock and one-half share purchase warrant exercisable at $3.38 per warrant expiring on June 24, 2006.

•

A convertible debenture for $450,016 (including interest of $15,016) was converted into 450,016 units at a price of $1.00 per unit on June 30, 2003. Each unit consisted of one share of common stock and one common stock purchase warrant, exercisable at $1.00 per share expiring on December 31, 2004.

•

In August 2003, the Company issued 2,754,695 units at $3.20 per unit for proceeds of $8,815,024 pursuant to a private placement. Each unit consisted of one share of common stock and one-half share purchase warrant exercisable at $3.84 per warrant expiring on August 19, 2006.

•	During the year ended December 31, 2003 the Company issued 70,000 shares at $0.50 per share for proceeds of $35,000 from the exercise of stock options.

NOTE 8 – STOCK OPTIONS

A summary of the changes in the Company’s common share purchase options is presented below:

	December 31, 2004		December 31, 2003
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Balance, beginning of year	1,200,000	$ 0.50	1,170,000	$ 0.44
Granted	1,880,000	$ 1.67	100,000	$ 1.25
Exercised	(130,000)	$ (0.47)	(70,000)	($ 0.50)
Forfeited / Expired	-	-	-	-

Balance, end of year	2,950,000	$ 1.25	1,200,000	$ 0.50

Additional information regarding options outstanding as at December 31, 2004 is as follows:

	Outstanding			Exercisable
Exercise prices	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price

$ 0.00 – $ 1.00	1,020,000	1.97	$ 0.43	1,020,000	$ 0.43
$ 1.01 – $ 2.00	1,930,000	5.40	$ 1.68	455,000	$ 1.64

	2,950,000	4.21	$ 1.25	1,475,000	$ 0.81

D/ljm/691849.2

HEARTLAND OIL & GAS CORP.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES

	Year Ended December 31, 2004	Year Ended December 31, 2003	Period from Inception (August 11, 2000) Through December 31, 2004

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Note payable converted to convertible debenture	$-	$-	$201,510

Advances received on long-term debt relieved upon reverse acquisition	$-	$-	$586,202

Conversion of convertible debentures including interest to common stock	$-	$692,706	$692,706

a) The Company acquired 72% of the capital stock of Adriatic Holdings Limited for 100% of the capital of Heartland Oil & Gas, Inc. in a reverse acquisition (See Note 1). In connection with the reverse acquisition, liabilities were assumed as follows:

Fair value	$454,401
Cash acquired	(15,896)

Liabilities assumed	$438,505

b) On October 1, 2004, the Company issued 2,378,118 shares of common stock for the conversion of 995,305 shares of Series A Convertible Preferred Stock.

NOTE 10 – COMMITMENTS

a) The Company leases facilities in Ottawa, Kansas; Denver, Colorado; and Vancouver, British Columbia, Canada. The leases expire in October 2005, October 2007 and February 2008, respectively. Future minimum lease payments are as follows:

2005	$180,743
2006	65,743
2007	62,909
2008	8,123

$317,518

b) The Company entered into management consulting agreements dated October 1, 2004 with two directors for the payment of management fees of $7,500 per month for a term of two years.

c) The Company entered into a management consulting agreement dated August 2, 2004 with an officer for the payment of management fees of $10,000 per month for a term of two years. The Company also agreed to pay a bonus of $10,000, to a maximum of $40,000 per year, for each five well program brought into production.

D/ljm/691849.2

HEARTLAND OIL & GAS CORP.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES

At December 31, 2004, the Company had approximately $7,654,000 in pretax US federal and state net operating loss carryforwards, expiring through 2024. Portions of such net operating loss carryforwards were incurred prior to September 17, 2002, the reverse acquisition date of the Company, and as such, management of the Company anticipates limitations to the use of these carryforwards under Internal Revenue Code Section 382. The Company provides for deferred taxes arising from temporary differences in the book and tax carrying amounts of assets and liabilities. Temporary differences arise primarily from differences in reporting stock-based compensation and intangible drilling and completion costs. The deferred tax assets that arise from such operating loss carryforwards and temporary differences of approximately $3,450,000 and $1,020,000 at December 31, 2004 and 2003, respectively, have been fully reserved for in the accompanying consolidated financial statements as follows. For the years ended December 31, 2004 and 2003, the valuation allowance established against the deferred tax assets increased by $2,430,000 and $764,000, respectively.

	December 31, 2004	December 31, 2003

Net operating loss deduction	$2,950,000	$760,000

Stock-based compensation	560,000	260,000

Total Deferred Tax Asset	3,510,000	1,020,000

Valuation Allowance	(3,510,000)	(1,020,000)

Net Deferred Tax Asset	$–	$–

Reconciliation of the differences between the statutory tax rate and the effective tax rate is as follows:

	December 31, 2004	December 31, 2003

Federal statutory tax rate	34.0%	34.0%

State Tax Rate	4.5%	4.5%

Effective Tax Rate	38.5%	38.5%

Valuation Allowance	(38.5%)	(38.5%)

Net Effective Tax Rate	–	–

D/ljm/691849.2

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2004. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Richard Coglon	President and Director	44	September 18, 2002
Robert Knight	Secretary, Treasurer and Director	47	September 1, 1998
Michael David	Chief Financial Officer	43	October 25, 2004
Donald Sharpe	Director	47	September 18, 2002
Randall Buchamer	Director	47	October 24, 2002
Michael Bodino	Director	36	October 16, 2003

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

D/ljm/691849.2

Richard Coglon - President and Director

Mr. Coglon has been the President and a director of our company since September 18, 2002. He has also been the President, Secretary-Treasurer and a director of our subsidiary, Heartland Oil and Gas Inc. since August 11, 2000. Mr. Coglon graduated from the University of Alberta in 1982 with a Bachelor of Commerce. In 1983 he then attended the University of Victoria and received his Bachelor of Laws degree in 1986. Mr. Coglon was called to the Bar in British Columbia, Canada in 1987 and began his specialty in the areas of corporate finance and securities law. On January 1, 2003 Mr. Coglon ceased the active practice of law to concentrate on the business of Heartland and his other business ventures. In 1995 Mr. Coglon co-founded Velvet Exploration Ltd., as a start-up oil exploration and production company. Velvet was eventually listed on the Toronto Stock Exchange and ultimately sold in August of 2001 in a “friendly takeover transaction” with El Paso Energy for approximately $450 Million. In 1995 – 1996 Mr. Coglon also served as the President of TransGlobe Energy Corp. during which time he brought to TransGlobe the S1 Damas Block, Republic of Yemen (which today serves as the basis for TransGlobe’s international oil production and growth), and retained Mr. Ross Clarkson, TransGlobe’s current President and CEO. Mr. Coglon also serves as a director of Bradner Ventures Ltd., a NASD (OTCBB) company.

Robert Knight - Secretary, Treasurer and Director

Mr. Knight has served as the Secretary-Treasurer and a director of our company since July 1998. Mr. Knight served as President of our company from 1998 until September 2002 and as our Chief Financial Officer until October, 2004. Mr. Knight has served as a director of Invisa Inc. since September 1998 and as the President and Secretary-Treasurer from September 1998 to January 2000. Mr. Knight serves as President, Secretary-Treasurer and director of Retinapharma International Inc., a position he has held since March 14, 2000. From September 1, 1998 to June 12, 1999 he served as President, Secretary-Treasurer and director of Silverwing Systems Corporation. From September 1, 1998 Mr. Knight served as President and director of Centaur BioResearch, Inc. From June 24, 1997 to February 1, 1999, he was the President and director of ANM Holdings Corporation. Additionally, Mr. Knight has served as a director of FlashPoint International, Inc. since October 2001. Mr. Knight has 20 years of experience in the public company arena and corporate finance. In all of these positions, Mr. Knight had the responsibility to manage all of the affairs of each of these companies; to ensure the operation of the business, interact with legal counsel and auditors, and the preparation of all documents to be filed with any regulatory bodies.

Mr. Knight completed a Masters in Business Administration, December 31, 1998 from Herriot-Watt University.

Michael David - Chief Financial Officer

Mr. David was appointed as our Chief Financial Officer on October 25, 2004. Mr. David graduated from the British Columbia Institute of Technology in 1983 with a Diploma in Financial Management (Accounting) and worked for a firm of Chartered Accountants in Vancouver that had a client base of public companies. Mr. David earned his Certified General Accountant designation in 1987 before receiving his Chartered Accountant designation in 1991. In 2003, Mr. David obtained the Certified Public Accountant (CPA) designation from the State of Illinois. Since 1992, Mr. David has been a partner in public practice and in 1998, formed the firm of Lancaster & David, Chartered Accountants. Mr. David’s client base is mainly Canadian and US public companies for which he provides a full range of auditing and accounting services.

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

D/ljm/691849.2

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

In 1994, Mr. Sharpe left Suncor and returned to Vancouver to found and run a number of public companies. Operating under the umbrella of D. Sharpe Management Inc., Mr. Sharpe has consulted to, managed and served as a director of a number of start-up oil and gas companies including Patriot Petroleum Corp., Gemini Energy Inc., Velvet Exploration Inc., Netco Energy Inc. and Nation Energy Ltd. Mr. Sharpe is also currently the President and a director of Eden Energy Corp.

Mr. Sharpe is a member of the Association of Professional Engineers, Geologists and Geophysicists of Alberta and the Canadian Society of Exploration Geophysicists.

Michael Bodino - Director

Mr. Bodino has been a director of our company since August 31, 2004. Mr. Bodino is currently a senior vice president and senior exploration and production research analyst with Sterne, Agee & Leach Inc. of New Orleans, Louisiana. In this capacity Mr. Bodino provides investment research on U.S.-based E&P companies. From 1999 to 2003, Mr. Bodino was a Director of Energy Investment Banking for Hibernia Southcoast Capital Inc. of New Orleans, Louisiana. From 1993 to 1999 Mr. Bodino had served as a research analyst for San Jacinto Securities, Inc., of Dallas, Texas. Mr. Bodino began his investment career at Dallas-based Rauscher Pierce Refsnes (now wholly-owned by RBC Capital Markets) working in the Research Department in 1992. Mr. Bodino is currently a director of Heartland Oil and Gas Corp.

Mr. Bodino holds an MBA in finance from Texas Christian University and a B.S., Bachelor of Science in Economics from Louisiana State University in Shreveport. Mr. Bodino is a member of the Independent Petroleum Association of America (IPAA) and a member of the National Association of Petroleum Investment Analysts (NAPIA).

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

D/ljm/691849.2

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

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

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

Code of Ethics

Effective March 25, 2004, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company’s president (being our principal executive officer) and our company’s secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1)            honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2)            full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

D/ljm/691849.2

(3)	compliance with applicable governmental laws, rules and regulations;

(4)            the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5)	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal , provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics as filed with the Securities and Exchange Commission is incorporated herein by reference as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Heartland Oil and Gas Corp., Suite 1925, 200 Burrard Street, Vancouver, British Columbia, Canada V6C 3L6.

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

(the “Named Executive Officers”) are set out in the summary compensation table below.

D/ljm/691849.2

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation (1)
					Awards		Payouts
Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Other Annual Compen- sation (US$) (1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts (US$)	All Other Compen- sation
Richard Coglon President(2)	2004 2003 2002	$75,130(3) $42,000(4) $8,000(4)	Nil Nil Nil	Nil Nil Nil	200,000(5) N/A 500,000(6)	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Robert Knight Chief Financial Officer(7)	2004 2003 2002	$14,025 $15,000 $15,000(8)	Nil Nil Nil	Nil Nil Nil	150,000(9) 100,000(10) 50,000(10)	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1) The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2) Mr. Coglon has served as our President since September 18, 2002.

(3) During the year ended December 31, 2004 Mr. Coglon received $5,000 per month until October 31, 2004 and $10,000 per month for the period from November 1, 2004 to December 31, 2004 for providing management services to our company.

(4) Upon becoming our President, Mr. Coglon received $2,000 per month for providing management services to our company until June 2003 and $5,000 per month for the period from July through December 2003.

(5) Mr. Coglon received 200,000 options at $2.50 on April 28, 2004 pursuant to the 2004 Stock Option Plan. On August 31, 2004 the exercise price was reduced to $1.60.

(6) Mr. Coglon received 500,000 options at $0.35 on December 2, 2002 pursuant to the Additional 2002 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan.

(7) Mr. Knight has served as our Chief Executive Officer from July 9, 1998 to September 17, 2002 at which time he was appointed to the position of Chief Financial Officer. Mr. Knight resigned as our Chief Financial Officer on October 25, 2004.

(8) Mr. Knight received $1,250 per month for providing management services to our company.

(9) Mr. Knight received 150,000 options at $2.50 on April 28, 2004 pursuant to the 2004 Stock Option Plan. On August 31, 2004 the exercise price was reduced to $1.60.

(10) Mr. Knight received 50,000 options at $0.50 in December 2002 and 100,000 options: 50,000 options at $0.50 and 50,000 at $2.00 in June 2003 pursuant to the 2001 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan and the 2003 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan as compensation for serving as our Chief Financial Officer.

The following table sets forth for each of the Named Executive Officers certain information concerning stock options granted to them during fiscal 2004. We have never issued stock appreciation rights.

D/ljm/691849.2

Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year(1)	Exercise Price ($/Share)	Expiration Date
Richard Coglon President	200,000(2)	10.63%	$1.60(3)	April 28, 2014
Robert Knight Chief Financial Officer	150,000(2)	7.98%	$1.60(3)	April 28, 2014

(1) The denominator (of 1,880,000) was arrived at by calculating the net total number of new options awarded during the year.

(2) Granted pursuant to the 2004 Stock Option Plan.

(3) These options were originally granted at an exercise price of $2.50. On August 31, 2004 the exercise price was reduced to $1.60.

The following table sets forth for each Named Executive Officer certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2004.

Name	Shares Acquired on Exercise (#)	Aggregate Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable / Unexercisable		Value of Unexercised In-the -Money Options/SARs at FY- end ($) Exercisable / Unexercisable(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Richard Coglon	30,000	$10,500	470,000 100,000	0 100,000	$634,000 $0	$0 $0
Robert Knight	30,000	$15,000	70,000 50,000 75,000	0 0 75,000	$84,000 $0 $7,500	$0 $0 $7,500

(1) The values for “in-the-money” options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2004 ($1.70 per share on NASD OTCBB) and the exercise price of the individual’s options.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

There are no employment agreements between us or any of our subsidiaries and our current Named Executive Officers, other than our management agreement with Richard Coglon as discussed herein.

Our company has no plans or arrangements in respect of remuneration received or that may be received by Named Executive Officers of our company in fiscal 2004 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per Named Executive Officer.

D/ljm/691849.2

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

During the year ended December 31, 2004 we paid $75,130 to Richard Coglon for the services he provided to our company in his capacity as President and a director of our company. We also paid $14,025 to Robert Knight for the services he provided to our company in his former capacity as the President and his capacity as Chief Financial Officer, Secretary, Treasurer and a director of our company.

Donald Sharpe, a director of our company, earns consulting fees through D. Sharpe Management Inc., a company wholly-owned and controlled by him. We pay D. Sharpe Management Inc. $7,500 per month for consulting services. As well, he retains a 1% non-convertible overriding royalty on production from leases acquired by our company in Forest City Basin.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

During the year ended December 31, 2001 we established a stock option plan pursuant to which 500,000 common shares were reserved for issuance. During the year ended December 31, 2002 we established a stock option plan pursuant to which 600,000 shares were reserved for issuance and an additional 2002 stock option plan pursuant to which 500,000 shares were reserved for issuance. Subsequent to the year ended December 31, 2004, we established a 2005 Stock Option Plan pursuant to which 2,000,000 common shares were reserved for issuance.

Stock options become exercisable at dates determined by the Board of Directors at the time of granting the option and have initial terms of five years.

The fair value of each option granted in 2004 was measured on the date of the grant at the option’s intrinsic value with the following weighted-average assumptions: no dividend yield; volatility of 120%; risk-free interest rate of 2.76% and an expected life of 2.94 years.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of December 31, 2004, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

D/ljm/691849.2

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Richard L. Coglon 5548 Parthenon Place West Vancouver, BC Canada V7W 2V7	1,020,000 (2)(3)	2.0%
Donald Sharpe 1281 Eldon Road North Vancouver, BC, Canada V7R 1T5	870,000(4)	1.7%
Robert Knight 114 W. Magnolia Street, Suite 446 Bellingham, WA 98225	220,000 (5)	*
Randall Buchamer Suite 1925, 200 Burrard Street Vancouver, BC V6C 3L6	138,500 (6)	*
Michael Bodino Suite 1925, 200 Burrard Street Vancouver, BC V6C 3L6	150,000 (7)	*
Michael David Suite 500, 701 West Georgia Street Vancouver, BC V7Y 1C6	Nil	*
Directors and Executive Officers as a Group	2,398,500	4.7%

*Less than 1%.

(1)            Based on 50,070,347 shares of common stock issued and outstanding as of December 31, 2004. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	Includes options to acquire an aggregate of 670,000 shares of common stock.

(3)            850,000 of the shares/options held by Mr. Coglon are the subject of a divorce action whereby Mr. Coglon’s ex-wife is claiming a one-half ownership interest.

(4)	Includes options to acquire an aggregate of 520,000 shares of common stock, exercisable within sixty days.

(5)            50,000 of these shares of common stock are held by Knight Financial Ltd., a company wholly-owned by Robert Knight. Also includes options to acquire an aggregate of 170,000 shares of common stock exercisable within sixty days.

(6)	Includes options to acquire an aggregate of 120,000 shares of common stock exercisable within sixty days.
(7)	Includes options to acquire an aggregate of 150,000 shares of common stock exercisable within sixty days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

D/ljm/691849.2

Equity Compensation Plan Information

As at December 31, 2004 we have three compensation plans in place, entitled 2001 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan, 2002 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan and the Additional 2002 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan. These plans have not been approved by our security holders.

Number of Securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for further issuance
1,200,000(1)	$2.10	400,000
(1)	Total number of options granted pursuant to all three of our compensation plans as of December 31, 2004.

Subsequent to the year ended December 31, 2004, we established a 2005 Stock Option Plan pursuant to which 2,000,000 common shares were reserved for issuance.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

Other than as listed below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Over the year ended December 31, 2004, our company incurred consulting and management fee expenses in the amount of $89,155. The consulting and management fee expenses were charged by Richard Coglon and Robert Knight, directors and officers of our company. Pursuant to a consulting agreement with our company dated July 1, 2003, Richard Coglon receives $5,000 per month for the services he provides to our company. We entered into an amended consulting agreement with Richard Coglon dated November 1, 2004 whereby Richard Coglon receives $10,000 per month for the services he provides to our company. Pursuant to an oral consulting agreement with our company, Mr. Knight receives $14,025 for the year ended December 31, 2004 for the services he provides to our company. Pursuant to a consulting agreement with our company dated July 1, 2003, D. Sharpe Management Inc., a company wholly-owned by Donald Sharpe, a director of our company, receives $5,000 per month for consulting services. We entered into an amended consulting agreement with Donald Sharpe dated November 1, 2004 whereby Donald Sharpe receives $7,500 per month for the services he provides to our company.

The promoters of our company are our directors and officers.

Item 13. Exhibits.

Exhibits Required by Item 601 of Regulation S-B

The following Exhibits are filed with this Prospectus:

Exhibit Number	Description
3.1*	Articles of Incorporation (1)
3.2*	Bylaws of Adriatic Holdings Ltd. (1)

D/ljm/691849.2

3.3*	Certificate of Amendment to Articles of Incorporation effective November 4, 2002 (2)
3.4*	Certificate of Amendment to Articles of Incorporation effective December 10, 2003 (12)
3.5*	Certificate of Designation for shares of Series A Convertible Preferred Stock, effective December 18, 2003 (9)
3.6*	Certificate of Designation for shares of Series B Convertible Preferred Stock, effective October 1, 2004 (12)
4.1**	2005 Stock Option Plan
10.1*	Share Exchange Agreement between Adriatic Holdings Ltd., Heartland Oil and Gas Inc. and the shareholders of Heartland Oil and Gas Inc., dated July 31, 2002 (3)
10.2*	Form of Oil and Gas Lease (4)
10.3*	Managing Dealers Agreement, dated June 19, 2003, between Heartland Oil and Gas Corp. and C.K. Cooper and Company, Inc. (5)
10.4*	Managing Dealers Agreement, dated July 29, 2003 between Heartland Oil and Gas Corp. and C.K. Cooper and Company, Inc. (8)
10.5*	Form of Subscription Agreement in connection with private placements on June 24 and June 30, 2003 (5)
10.6*	Form of Subscription Agreement in connection with private placement on August 19, 2003 (6)
10.7*	Consulting Agreement dated July 1, 2003, between Heartland Oil and Gas Corp. and Donald Sharpe (8)
10.8*	Consulting Agreement dated July 1, 2003, between Heartland Oil and Gas Corp. and Richard Coglon (8)
10.9*	Letter Agreement between Topeka-Atchison Gas & Illuminating LLC with Heartland Oil and Gas Inc., dated August 25, 2000 (8)
10.10*	Form of Oil and Gas Lease with Option (7)
10.11*	Form of Subscription Agreement in connection with private placement of Series A Preferred shares, dated September 24, 2003 (10)
10.12*	Purchase and Sale Agreement between Heartland Oil and Gas Corp. and Evergreen Resources, Inc, dated effective September 27, 2004 (12)
10.13*	Form of Securities Purchase Agreement in connection with private placement of Series B Preferred shares, dated October 1, 2004 (11)
10.14*	Form of Subscription Agreement in connection with the private placement on September 27, 2004 (12)
10.15**	Amended Consulting Agreement dated November 1, 2004 with Richard Coglon

D/ljm/691849.2

10.16**	Amended Consulting Agreement dated November 1, 2004 with Donald Sharpe
14.1*	Code of Business Conduct and Ethics (10)
21.1	Heartland Oil and Gas Inc., a company incorporated pursuant to the laws of the State of Nevada
23.1**	Consent of Staley Okada & Partners on Heartland Oil and Gas Corp.

* Previously filed

** Filed herewith

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

(11)   Incorporated by reference to the company’s Form 8-K filed with the Securities and Exchange Commission on October 6, 2004.

(12)   Incorporated by reference to the company’s Form SB-2 Registration Statement filed with the Securities and Exchange Commission on November 15, 2004.

D/ljm/691849.2

Item 14. Principal Accountant Fees and Services

Audit Fees

Our board of directors had appointed Staley Okada & Partners as independent auditors to audit our financial statements for the current fiscal year. The aggregate fees billed by Staley Okada & Partners for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 and by our former auditor, Spicer Jeffries LLP, for the fiscal year ended December 31, 2003 were $40,000 and $15,000, respectively.

Audit Related Fees

For the fiscal year ended December 31, 2004, the aggregate fees billed for assurance and related services by Staley Okada & Partners relating to our quarterly financial statements which are not reported under the caption “Audit Fees” above, were $Nil.

For the fiscal year ended December 31, 2003, the aggregate fees billed for assurance and related services by our former auditor, Spicer Jeffries LLP, relating to our quarterly financial statements which are not reported under the caption “Audit Fees” above, were $8,513.

Tax Fees

For the fiscal year ended December 31, 2004, the aggregate fees billed for tax compliance, by Staley Okada & Partners were $Nil.

For the fiscal year ended December 31, 2003, the aggregate fees billed for tax compliance, by our former auditor, Spicer Jeffries LLP, were $Nil.

All Other Fees

For the fiscal year ended December 31, 2004, the aggregate fees billed by Staley Okada & Partners for other non-audit professional services, other than those services listed above, totaled $17,634. For the fiscal year ended December 31, 2003, the aggregate fees billed by our former auditor, Spicer Jeffries LLP, for other non-audit professional services, other than those services listed above, totaled $3,750. Substantially all the 2004 fees related to the review of registration statements submitted to the Securities and Exchange Commission, while substantially all of the 2003 fees related to assistance in responding to queries on our financial statements by the Securities and Exchange Commission.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Staley Okada & Partners is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or

•

entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

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

D/ljm/691849.2

The audit committee has considered the nature and amount of the fees billed by Staley Okada & Partners, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining Staley Okada & Partners’ independence.

D/ljm/691849.2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTLAND OIL AND GAS CORP.

/s/ Richard Coglon

By: Richard Coglon, President and Director

(Principal Executive Officer)

Dated: April 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard Coglon

Richard Coglon, President and Director

(Principal Executive Officer)

Dated: April 15, 2005

/s/ Michael David

Michael David, Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Dated: April 15, 2005

/s/ Robert Knight

Robert Knight, Secretary and Director

Dated: April 15, 2005

/s/ Donald Sharpe

Donald Sharpe, Director

Dated: April 15, 2005

/s/ Randall Buchamer

Randall Buchamer, Director

Dated: April 15, 2005

/s/ Michael Bodino

Michael Bodino, Director

Dated: April 15, 2005

D/ljm/691849.2