Form 10QSB
period 2005-03-31
HEARTLAND OIL & GAS CORP
filed 2005-05-20
CIK 1075636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period

Commission file number 000-32669

HEARTLAND OIL AND GAS CORP. (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-1918326 (I.R.S. Employer Identification No.)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

46,737,013 common shares issued and outstanding as of May 6, 2005

Transitional Small Business Disclosure Format (Check one):      Yes ☒     No ☐

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited financial statements as of March 31, 2005 and for the three month periods ended March 31, 2005 and 2004 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with accounting principles generally accepted in the United States of America.

It is the opinion of management that the interim financial statements for the quarter ended March 31, 2005 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

HEARTLAND OIL & GAS CORP.

(An Exploration Stage Company)

March 31, 2005

Index

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations	F-2

Consolidated Statement of Changes in Stockholders’ Equity	F-3

Consolidated Statements of Cash Flows	F-4

Notes to the Consolidated Financial Statements	F-5 to F-9

HEARTLAND OIL & GAS CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 10,330,827	$ 13,081,221
Prepaid expenses	317,121	332,021
Other current assets	923	762

Total current assets	10,648,871	13,414,004

OIL AND GAS PROPERTIES, unproven (Note 2)	27,906,095	35,559,413

PROPERTY AND EQUIPMENT (Note 3)	218,246	228,590

TOTAL ASSETS	$ 38,773,212	$ 49,202,007

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 455,086	$ 764,790
Due to related parties (Note 4)	27	10,520

Total current liabilities	455,113	775,310

LONG-TERM DEBT
Asset retirement obligations (Note 5)	642,864	562,619

TOTAL LIABILITIES	1,097,977	1,337,929

STOCKHOLDERS’ EQUITY
Preferred stock -$0.001 par value, 5,000,000 shares authorized,
3,529,412 shares issued and outstanding (December 31, 2004 - 3,529,412 shares issued and outstanding)	3,529	3,529

Common stock -$0.001 par value, 100,000,000 shares authorized,
46,737,013 shares issued and outstanding (Note 6) (December 31, 2004 – 50,070,347 shares issued, 46,737,013 shares outstanding)	46,737	46,737
Additional paid-in capital	51,456,643	51,198,763
Deficit accumulated during the exploration stage	(13,831,674)	(3,384,951)

	37,675,235	47,864,078

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 38,773,212	$ 49,202,007

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND OIL & GAS CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Period from Inception (August 11, 2000) Through March 31, 2005

REVENUE	$ -	$ -	$ -

EXPENSES
Accretion expense	7,910	-	18,159
Consulting (Note 4)	38,095	6,000	137,291
General and administrative	75,048	84,014	591,617
Impairment loss on oil and gas properties	9,809,527	-	9,809,527
Interest expense	-	-	52,190
Management fees (Note 4)	85,576	47,617	366,327
Office rent	61,339	11,760	193,919
Professional fees	75,610	79,872	580,072
Salaries and wages	30,395	-	30,395
Stock-based compensation (Note 1)	257,880	107,513	1,698,924
Travel and promotion	54,152	43,931	522,587

Total operating expenses	10,494,532	380,707	14,001,008

Loss from operations	(10,494,532)	(380,707)	(14,001,008)

OTHER INCOME
Interest income	47,809	21,434	169,334

NET LOSS	$ (10,446,723)	$ (359,273)	$ (13,831,674)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$ (0.22)	$ (0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING	46,737,000	24,351,000

The accompanying notes are an integral part of these consolidated financial statements

HEARTLAND OIL & GAS CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

PERIOD FROM INCEPTION (AUGUST 11, 2000) TO MARCH 31, 2005

	Number of Preferred Stock	Preferred Stock Amount	Number of Common Stock	Common Stock Amount	Additional Paid-in Capital	Stock Subscriptions Receivable	Deficit Accumulated During the Exploration Stage

INCEPTION, August 11, 2000	-	$ -	-	$ -	$ -	$ -	$ -

Common stock issued at $0.005 per share	-	-	10,000,000	10,000	40,000	-
Common stock issued at $0.35 per share	-	-	1,332,429	1,332	465,018	-
Net loss	-	-	-	-	-	-	(10,004)

BALANCES, December 31, 2000	-	-	11,332,429	11,332	505,018	-	(10,004)

Net loss	-	-	-	-	-	-	(43,587)

BALANCES, December 31, 2001	-	-	11,332,429	11,332	505,018	-	(53,591)

Common stock issued at $0.50 per share	-	-	880,000	880	439,120	-
Recapitalization (Note 1)	-	-	7,090,000	7,090	402,313	-	-
Common stock issued at $1.40 per share	-	-	280,000	280	391,720	-	-
Issuance of stock warrants as compensation	-	-	-	-	219,600	-	-
Net loss	-	-	-	-	-	-	(428,554)

BALANCES, December 31, 2002	-	-	19,582,429	19,582	1,957,771	-	(482,145)

Common stock issued at $1.40 per share	-	-	720,000	720	1,007,280	-	-
Exercise of options at $0.50 per share	-	-	70,000	70	34,930	-	-
Conversion of debentures at $2.00	-	-	121,345	121	242,569	-	-
Conversion of debentures at $1.00	-	-	450,016	450	449,566	-	-
Common stock issued at $2.82 per share	-	-	602,835	603	1,699,395	-	-
Common stock issued at $3.20 per share	-	-	2,754,695	2,755	8,812,268	-	-
Stock-based compensation	-	-	-	-	455,375	-	-
Less: share issue costs	-	-	-	-	(892,549)	-	-
Net loss	-	-	-	-	-	-	(1,219,393)

BALANCES, December 31, 2003	-	-	24,301,320	24,301	13,766,605	-	(1,701,538)

Common stock issued at $0.35 per share	-	-	30,000	30	10,470	-	-
Common stock issued at $0.50 per share	-	-	100,000	100	49,900	-	-
Common stock issued at $1.50 per share	-	-	23,260,909	23,261	34,868,104	(5,000,000)	-
Cancellation of stock subscription	-	-	(3,333,334)	(3,333)	(4,996,667)	5,000,000	-
Stock-based compensation	-	-	-	-	766,069	-	-
Preferred stock issued at $3.20 per share	995,305	995	-	-	3,183,981	-	-
Preferred stock converted to common stock	(995,305)	(995)	2,378,118	2,378	(1,383)	-	-
Preferred stock issued at $1.70 per share	3,529,412	3,529	-	-	5,996,471	-	-
Less: share issue costs	-	-	-	-	(2,444,787)	-	-
Net loss	-	-	-	-	-	-	(1,683,413)

BALANCES, December 31, 2004	3,529,412	3,529	46,737,013	46,737	51,198,763	-	(3,384,951)

Stock-based compensation	-	-	-	-	257,880	-	-
Net loss	-	-	-	-	-	-	(10,446,723)

BALANCES, March 31, 2005 (Unaudited)	3,529,412	$ 3,529	46,737,013	$ 46,737	$ 51,456,643	$ -	$ (13,831,674)

The accompanying notes are an integral part of these consolidated financial statements.

HEARTLAND OIL & GAS CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Period from Inception (August 11, 2000) Through March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (10,446,723)	$ (359,273)	$ (13,831,674)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	7,910	-	18,159
Accrued interest on convertible debentures	-	-	49,061
Stock-based compensation	257,880	107,513	1,698,924
Depreciation and amortization	57,749	1,674	118,365
Impairment loss on oil and gas properties	9,809,527	-	9,809,527
Increase in other current assets	(161)	-	(923)
Decrease (increase) in prepaid expenses	14,900	11,161	(317,096)
(Decrease) increase in accounts payable and accrued expenses	(309,704)	(316,767)	684,532

Net cash used in operating activities	(608,622)	(555,692)	(1,771,125)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(7,031)	(3,832)	(257,447)
Acquisition and exploration of oil and gas properties	(2,124,248)	(569,497)	(37,170,081)

Net cash used in investing activities	(2,131,279)	(573,329)	(37,427,528)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in due to related parties	(10,493)	(4,365)	221,507
Cash received on recapitalization	-	-	15,896
Proceeds from long-term debt	-	-	586,202
Proceeds from issuance of common stock, net of offering costs	-	40,500	39,778,007
Proceeds from issuance of preferred stock, net of offering costs	-	2,927,871	8,927,868

Net cash provided by financing activities	(10,493)	2,964,006	49,529,480

NET INCREASE IN CASH AND CASH EQUIVALENTS	(2,750,394)	1,834,985	10,330,827

CASH AND CASH EQUIVALENTS, beginning of period	13,081,221	8,279,474	-

CASH AND CASH EQUIVALENTS, end of period	$ 10,330,827	$ 10,114,459	$ 10,330,827

Cash paid for:
Interest	-	-	52,190

The accompanying notes are an integral part of these consolidated financial statements

HEARTLAND OIL & GAS CORP.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization

On April 10, 2002, Adriatic Holdings Limited ("Adriatic") entered into a letter of intent to acquire all of the common stock of Heartland Oil and Gas Inc., a Nevada corporation ("Heartland"). Heartland was incorporated in the State of Nevada on August 11, 2000 and its principal business activity consists of exploration and development of oil and gas properties in the United States to determine whether they contain economically recoverable resources. The Company is currently in the exploration stage and has not generated significant revenues from its operations. Effective September 17, 2002, the acquisition of Heartland by Adriatic was completed through the issuance of one share of Adriatic common stock for each share of Heartland common stock outstanding. At the time of the acquisition, Adriatic had 7,090,000 shares of common stock outstanding. Adriatic issued 12,212,429 shares of common stock to the stockholders of Heartland, and as a result, the Company had 19,302,429 shares of common stock outstanding immediately after the acquisition. As part of the exchange agreement, Adriatic changed its name to Heartland Oil & Gas Corp. The acquisition of Heartland by Adriatic is considered a reverse acquisition and accounted for under the purchase method of accounting. Under reverse acquisition accounting, Heartland is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of Adriatic. Assets acquired and liabilities assumed are reported at their historical amounts.

The consolidated financial statements include the accounts of Adriatic since the date of the reverse acquisition (September 17, 2002) and the historical accounts of its wholly owned subsidiary, Heartland Oil and Gas Inc. since inception (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has suffered recurring losses from operations and has accumulated a deficit of $13,831,674 since inception on August 11, 2000. At March 31, 2005 the Company has working capital of $10,193,758. Since inception, the Company has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from its oil and gas drilling and exploration activities.

Basis of Presentation

The accompanying consolidated financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of March 31, 2005, and the related statements of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financials statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission.

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of March 31, 2005, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be amortized. As of March 31, 2005, oil and gas property costs of $27,906,095 (December 31, 2004 - $35,559,413) were unproved and were excluded from amortization. At March 31, 2005, the Company recorded an impairment arising from the expiry of certain leases of $13,175, and an impairment of $9,796,352 arising from the Engleke/Soldier Creek and the BTA pilot projects which were located on its northern acreage of the Forest City Basin.

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

Had the Company measured compensation cost based on the fair value of the options at the grant date for the three month periods ended March 31, 2005 and 2004 consistent with the method prescribed by SFAS 123, the Company’s net loss and loss per common share would have been increased to the pro forma amounts indicated below:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004

Net loss, as reported	$(10,446,723)	$ (359,273)

Add: Stock-based compensation expense included in reported net income, net of related tax effects	257,880	107,513

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(354,924)	(104,857)

Pro forma net loss	$(10,543,767)	$ (356,617)

Earnings per share:
Basic and diluted loss per common share
As reported	$ (0.22)	$ (0.01)
Pro forma	$ (0.23)	$ (0.01)

HEARTLAND OIL & GAS CORP.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2-	OIL AND GAS PROPERTIES, UNPROVEN

The total costs incurred and excluded from amortization are summarized as follows:

	Acquisition Costs	Exploration Costs	Impairment Costs	Total

Costs incurred during periods ended:
March 31, 2005	$ 254,075	$ 1,902,134	$ (9,809,527)	$ (7,653,318)
December 31, 2004	23,187,379	8,104,863	-	31,292,242
December 31, 2003	839,081	1,278,006	-	2,117,087
December 31, 2002	917,003	-	-	917,003
December 31, 2001	506,253	591,875	-	1,098,128
December 31, 2000	110,000	24,953	-	134,953

Totals	$ 25,813,791	$ 11,901,831	$ (9,809,527)	$ 27,906,095

NOTE 3 – PROPERTY AND EQUIPMENT

	Costs	Accumulated Amortization	March 31, 2005 Net Carrying Value	December 31, 2004 Net Carrying Value

Office furniture and equipment	$ 257,447	$ 39,201	$ 218,246	$ 228,590

HEARTLAND OIL & GAS CORP.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

Amounts due to related parties on the accompanying balance sheet as of March 31, 2005, are $27 (December 31, 2004 - $10,520). The amount due from related parties represents non-interest bearing expense reimbursements and advances to directors and officers, with no fixed terms of repayment.

During the three-month period ended March 31, 2005, the Company incurred $84,576 (2004 - $53,617) in management and consulting fees to directors and officers of the Company.

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

	Three month period ended March 31, 2005	Year Ended December 31, 2004

Beginning asset retirement obligations	$ 562,619	$ -
Additions related to new properties	-	276,953
Liabilities incurred	72,335	275,417
Deletions related to property disposals	-	-
Accretion	7,910	10,249

Total asset retirement obligations	$ 642,864	$ 562,619

NOTE 6 - COMMON STOCK

During the three-month period ended March 31, 2004 the Company issued 60,000 shares of common stock at $0.50 per share for proceeds of $30,000 and 30,000 shares of common stock at $0.35 per share for proceeds of $10,500 from the exercise of stock options.

During the three-month period ended March 31, 2004 the Company completed the sale of 995,305 units at $3.20 per unit for proceeds of $3,184,976, before issue costs. Each unit is comprised of one share of convertible Series A Preferred stock and one stock purchase warrant to purchase one-half of one share of common stock for the additional consideration of $3.84 per share. Each preferred stock is convertible into one share of common stock for no additional consideration.

NOTE 7 – COMMITMENTS

a) The Company leases facilities in Ottawa, Kansas; Denver, Colorado; and Vancouver, British Columbia, Canada. The leases expire in October 2005, October 2007 and February 2008, respectively. Future minimum lease payments are as follows:

2005	$ 180,743
2006	65,743
2007	62,909
2008	8,123

$ 317,518

b) The Company entered into management consulting agreements dated October 1, 2004, as amended, with a director for the payment of management fees of $7,500 per month, and with its President for the payment of $16,666 per month, respectively, each for a term of one year.

c) The Company entered into a management consulting agreement dated August 2, 2004, as amended, with its Chief Operating Officer (“COO”) for the payment of management fees of $15,000 per month, and it’s Vice-President, Operations for $11,250 per month, each for a term of one year. The Company also agreed to pay a bonus of $10,000, to a maximum of $40,000 per year, for each five well program brought into production on its Forest City Basin operations.

F – 8

HEARTLAND OIL & GAS CORP.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SUBSEQUENT EVENTS

On April 20, 2005, the Company entered into a joint venture agreement (the JV Agreement) with Far East International Petroleum Company (“FEIPCO”), a Jordan company to jointly pursue a number of opportunities in the Middle East. The initial focus will be on securing contracts in Southern Iraq, relating to the exploration, drilling, production and marketing of hydrocarbons and the procurement or provision of related oilfield services, including but not limited to, drilling and related service contracts and securing production sharing agreements.

On May 10, 2005 FEIPCO, with Heartland noted as its joint venture partner, submitted a tender offer to drill several oil and or gas wells The Company is holding details confidential due to the competitive nature of the bid process. If awarded the contract, in whole or in part, FEIPCO and Heartland, as joint venture partners will, as required under the JV Agreement, assign all their rights in and to the drill contracts to their intended joint venture company Arabian Heartland. Under the JV Agreement, FEIPCO will be responsible for providing the joint venture with all aspects of logistics, material procurements, in country staffing and security. Heartland will be responsible for providing those duties customarily undertaken by a drilling contractor and as may be otherwise required under the tender offer contracts.

Under the terms of the Joint Venture Agreement, each of Heartland and FEIPCO have contracted with an independent third party to undertake the construction of an oil field camp. The Camp will be used to house oil field personnel, as may be required by the joint venture in the performance of any drilling, exploration or other related activities it may be awarded or undertake in the area. The Company has advanced $3,755,000 towards construction of the Camp.

Item 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks enumerated in the section entitled "Risk Factors", that may cause our actual results or the actual results in our industry, of our levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Business Development During Last Three Years

General Overview

We are an exploration stage oil and gas company engaged in the exploration for and development of Coal Bed Methane in the "Soldier Creek Prospect" located in the Forest City Basin of northeast Kansas. Our "Soldier Creek" project encompassed approximately 252,583 acres of prospective frontier CBM lands. Our subsidiary, Heartland Oil and Gas Inc., holds the interests in the leases and operates the project. Effective September 27, 2004 we acquired leases covering an additional 766,000 acres of prospective CBM lands, also in the Forest City Basin. We have not renewed some leases and as of April 12, 2005 we have leases covering approximately 853,000 acres.

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

We are an exploration stage oil and gas company engaged in the exploration for and development of Coal Bed Methane in the "Soldier Creek Prospect" located in the Forest City Basin of northeast Kansas. Pursuant to several Oil and Gas Leases entered into with various parties prior to our recent acquisitions of further leases from Evergreen Resources, Inc., our "Soldier Creek" project encompassed approximately 252,583 acres of prospective frontier coal bed methane lands. We have a 100% working interest in all of these leases. Our net revenue interest in these leases is 84.5%, so as a result our net acreage is approximately 213,000 acres. Our "working interest" consists of our share of gross production, revenues, burdens, field operating costs and gathering and processing fees before deduction of royalties. Our "net revenue interest" means our working interest less the royalties that are payable. Heartland Oil and Gas Inc. holds the interests in the leases for the lands and operates the project. The expiration dates for the leases range from dates in 2004 through 2009. Certain of Heartland’s leases may be extended upon the exercise of options on the leases. In 2005 we expect to pay $422,000 on lease extensions. In 2006 we expect to pay approximately $355,076 on leases extensions. In addition, we are obligated to pay delay rentals on certain leases of approximately $75,000 in 2005 and 2006.

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

After the acquisition of the Evergreen assets, we held in excess of 1 million acres of prospective CBM leases at various stages of development, 91 wells, including 39 CBM wells in eight pilots that are currently dewatering and/or venting gas, 41 CBM wells awaiting stimulation, and 11 saltwater disposal wells. As of April 12, 2005 we have leases covering approximately 853,000 acres. As of April 12, 2005 seventeen of the CBM wells acquired from Evergreen have been fracture stimulated and put on pump. As of April 12, 2005 eleven additional CBM wells had been drilled in our Southern acreage, of which 5 have been completed in the our Lancaster pilot area, and the remaining 6 wells are waiting on completion.

We are continuing to focus our efforts on the Lancaster pilot project, located to the south near Ottawa, Kansas. Management has been successful in cutting costs and improving the per well performance from when it had first acquired approximately 750,000 acres of CBM leases from Evergreen in October, 2004. Changes in the completion programs implemented by Heartland over the past 5 months at Lancaster have increased production from an average of 3 to 5 mcfpd to 15 to 20 mcfpd and reduced costs by some 40% per well.

Lancaster production continues to improve on the original nine wells drilled on 80 acre spacing. We collected detailed pressure and production data from isolated coal intervals in five new 40 acre infill wells, and have started accelerating dewatering now that data collection is complete. We plan to monitor progress, evaluate completion techniques and the impact of 40 acre downspacing, and evaluate pipeline alternatives to see if economic viability can be achieved.

The wells at Lancaster continue to show signs of improvement, but are still just below our economic threshold. Although there is no guarantee the rate will continue to increase, we plan to continue to monitor the per well averages.

We had earlier implemented a revised completion program on two of its northern areas. The results of the completions did not result in any sustainable or large increase in production from the wells tested. Before implementing a revised completion or drill program on its Northern acreage, we had determined that it is best to focus our efforts on the Southern Acreage and if successful, implement some of the same lower cost and seemingly more effective completion procedures on its Northern acreage. Accordingly, we will be shutting in our original Engleke pilot, located near Holton, Kansas, which to date has failed to produce economic quantities of gas. The BTA pilot, acquired from Evergreen Resources during the last quarter of 2004, will also be shut in due to noncommercial production. Both pilots produce gas, but despite extensive dewatering efforts, have failed to show the improvements in gas rate needed to justify pipeline investment and hookup.

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

FEIPCO Iraq Joint Venture

On April 20, 2005, we entered into a joint venture agreement with Far East International Petroleum Company having its head office in Dubai, United Arab Emirates. Under the terms of the Joint Venture Agreement, Heartland and Far East International Petroleum Company have agreed to form a company to be operated under the name Arabian Heartland International Company. We will hold our 35% working interest in the joint venture via a to be formed wholly owned subsidiary “Heartland International Oil Corporation.” Our Board has also consented to the independent participation by our President of a 5% working interest in the joint venture.

Arabian Heartland is to pursue a number of opportunities in the Middle East, with the initial focus being on securing contracts in Southern Iraq relating to the exploration, drilling, production and marketing of hydrocarbons and the procurement or provision of related oilfield services, including, but not limited to, drilling and related service contracts and securing production sharing agreements.

On May 10, 2005 FEIPCO, with Heartland noted as its joint venture partner, submitted a tender offer to drill several oil and or gas wells. We are holding details confidential due to the competitive nature of the bid process. If awarded the contract, in whole or in part, FEIPCO and Heartland, as joint venture partners will, as required under the JV Agreement, assign all their rights in and to the drill contracts to their intended joint venture company Arabian Heartland. Under the JV Agreement, FEIPCO will be responsible for providing the joint venture with all aspects of logistics, material procurements, in country staffing and security. Heartland will be responsible for providing those duties customarily undertaken by a drilling contractor and as may be otherwise required under the tender offer contracts.

Under the terms of the Joint Venture Agreement each of Heartland and FEIPCO have contracted with an independent third party to undertake the construction of an oil field camp. The Camp will be used to house oil field personnel, as may be required by the joint venture in the performance of any drilling, exploration or other related activities it may be awarded or undertake in the area.

Prior to the Iran/Iraq war in the 1980’s oil production was some 3.5 million barrels per day. Current production capacity is 2.8 million barrels per day, but actual production output is 1.5 million barrels per day. Our company’s management believes the minimal investment of technical and financial capital in Iraq’s oil sector over the past 20 years creates substantial growth opportunities for companies like Arabian Heartland and correspondingly, our shareholders.

Our management believes that the initial opportunities Arabian Heartland is pursuing in the Middle East with Far East International Petroleum Company will provide the “first mover advantage” needed to give shareholders of micro-cap companies such as ours growth opportunities. We are very much aware of the political and security issues associated with doing business in these areas and with the assistance of Far East International Petroleum Company, we have and will continue to take all appropriate and necessary measures to ensure our personnel and our assets are safe.

Competitors

The three largest coal bed methane producers in America's lower 48 states are BP Amoco, Burlington Resources and Phillips Petroleum, all producing most of their production from the now-in-decline San Juan basin. Though it ranks fourth in terms of natural gas production, the leading coal bed methane participant in terms of growth and technology is, in our view, Devon Energy. Devon is aggressively expanding coal bed methane production in the Powder River Basin located in Wyoming and Montana and Raton Basin located in Colorado and has coal bed methane production in the San Juan Basin located in New Mexico and Wind River Basin located in Wyoming. Devon is also developing the coal bed methane potential of southeastern Kansas where it has amassed over 400,000 acres. Its project is centered in Cherokee Basin, that is the southern end of the coal bed methane fairway.

Other companies are also active in the coal bed methane fairway, including Anadarko Petroleum Corporation, JM Huber Corporation and Whiting Petroleum.

Drilling contractors competing for business in the Middle East include, but are not limited to, Weatherford, LukeOil, and Halliburtion.

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

Plan of Operations

Cash Requirements

For the next 12 months we plan to continue to evaluate the coal bed methane potential of the Lancaster pilot area. We have no drilling obligations or commitments, so all our activity is discretionary. We contemplate our evaluation program to include completing additional wells in and around Lancaster and to initiate construction of pipeline connections should gas production continue to improve and appear sustainable. In addition, we plan to pursue our joint venture in Iraq with Far East International Oil Company.

Pursuant to several oil and gas leases entered into with various parties and our acquisitions from Evergreen Resources, our Soldier Creek project encompasses approximately 252,584, acres of prospective frontier coal bed methane lands. Heartland Oil and Gas Inc. holds the interests in the leases for the lands and operates the project. The expiration dates for the leases range from dates in 2004 through 2012. Certain of the leases may be extended upon the exercise of options on the leases.

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

As at March 31, 2005 we had working capital of $10,193,758. Over the next twelve months we intend to use all available funds to expand on the exploration and development of our Lancaster Prospect and pursue our joint venture activity in Iraq, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$1,800,000
Acreage
Rentals and Option Payments	$0
New Land	$70,000

Operations
Complete 6 CBM wells	$150,000
Drill, and Complete 10 new wells, as necessary	$1,000,000
Gathering and Pipelines, if commercial	$1,800,000
Lease Operating Expense	$348,000
Iraq Joint Venture Expenses*	$4,000,000

Working Capital	$1,025,758

Total	$10,193,758

(* Of this amount, $3,755,000 has been paid by us as a deposit towards our proportionate share of the construction of the joint venture’s Oil Field Camp. When constructed, the Camp will house oil field personnel required to fulfil the joint venture’s drilling obligations under the 64 well bid program, if and when awarded to the joint venture.)

As at March 31, 2005, we had $455,113 in current liabilities, as compared to current liabilities of $775,310 as of December 31, 2004. Our financial statements report a net loss of $10,446,723 for the three month period ended March 31, 2005 compared to a net loss of $359,273 for the three month period ended March 31, 2004. As a result, our accumulated net loss increased to $13,831,674 during the period from inception to March 31, 2005. Our losses increased primarily as a result of an increase in expenses associated with office rent, management fees and stock-based compensation and the recognition of an impairment charge of $9,809,527 related to our oil and gas leases in the Forest City Basin. Office rent increased from $11,760 for the three month period ended March 31, 2004 to $61,339 for the three month period ended March 31, 2005. Management fees increased from $47,617 for the three month period ended March 31, 2004, to $85,576 for the three month period ended March 31, 2005 as a result of increases in fees paid to our management team as a result of our substantially expanded operations. Stock-based compensation for the three month period ended March 31, 2005 was $257,880, as compared to $107,513 for the three month period ended March 31, 2004 due to additional stock option grants during the 2004 fiscal year. At March 31, 2005, we recorded an impairment arising from the expiry of certain leases of $13,175, and an impairment of $9,796,352 arising from the Engleke/Soldier Creek pilots and the BTA pilot project which were located on its northern acreage. This compares to $nil for the three month period ended March 31, 2004.

Our total liabilities as of March 31, 2005 were $1,097,977, as compared to total liabilities of $1,337,929 as of December 31, 2004. The decrease was due to a decrease in our accounts payable from $764,790 as at December 31, 2004 to $455,086 as at March 31, 2005.

During the three month period ended March 31, 2005 we spent $2,143,035 on exploration and acquisition of our oil and gas properties. Of this amount, $253,075 was attributable to acquisition costs and $1,902,134 was attributable to exploration costs. Acquisition costs of $23,187,379 for the fiscal year ended December 31, 2004 include $22,000,000 that we paid for the purchase of certain oil and gas leases and related equipment and data from Evergreen Resources. We have capitalized these amounts on our balance sheet, which include $642,864 related to asset retirement obligations. We have also recognized an impairment charge of $9,809,527 as at March 31, 2005.

We have incurred recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital. In this regard we have raised additional capital through the equity offerings noted above.

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

Product Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our CBM Prospect, Kansas USA, and fulfilling our commitments under our Joint Venture with FEIPCO. To date, execution of our business plan has largely focused on acquiring prospective Coal Bed Methane (CBM) leases and drilling test wells on our FCB acreage from which to establish a going forward exploration and development plan. Going forward management will also undertake such additional projects as they may arise resulting from our joint venture with FEIPCO.

Purchase of Significant Equipment

Except as may be required under our joint venture commitments with FEIPCO, we do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending March 31, 2006.

Employees

Currently we have six full time employees not including the officers and directors of our company. We do not expect any material changes in the number of employees over the next 12 month period except as may be required under our joint venture with FEIPCO. We do and will continue to outsource contract employment as needed.

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

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of March 31, 2005, we have no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. If the future development of unproved properties are determined uneconomical the amount of such properties is added to the capitalized cost to be amortized. As of March 31, 2005, all of our oil and gas properties costs of $27,906,095 were unproved and were excluded from amortization. At March 31, 2005, we recorded an impairment arising from the expiry of certain leases of $13,175, and an impairment of $9,796,352 arising from the Engleke/Soldier Creek pilots and the BTA pilot project which were located on its northern acreage.

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

Substantially all of our assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Estimates of fair value are made at a specific point in time, based on relative market information and information about the financial instrument, specifically, the value of the underlying financial instrument. Assets that are recorded at fair value consist largely of cash and other assets, which are carried at contracted amounts that approximate fair value. Our liabilities consist of short term liabilities recorded at contracted amounts that approximate fair value. Financial instruments that potentially subject us to concentrations of credit risk consists primarily of cash in excess of the federally insured amount of $100,000. To date, we have not incurred a loss relating to this concentration of credit risk.

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

Those forward-looking statements also involve certain risks and uncertainties. Factors, risks and uncertainties that could cause or contribute to such differences include those specific risks and uncertainties discussed below and those discussed in our Form 10-KSB Annual Report for the year ended December 31, 2004. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

RISKS RELATED TO OUR BUSINESS

We have had negative cash flows from operations and if we are not able to continue to obtain further financing our business operations may fail.

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses totalling approximately $10,446,723 for the three months ending March 31, 2005, and accumulative net losses of $13,831,674 since inception to March 31, 2005. As of March 31, 2005 we had working capital of $10,193,758 as a result of recent financing activities. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

- the costs to acquire further acreage are more than we currently anticipate;

- drilling and completion costs for further wells increase beyond our expectations;

- we encounter greater costs associated with general and administrative expenses or offering costs; or

- we require additional funding for our joint venture project in Iraq.

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

Since inception through March 31, 2005, we have incurred aggregate net losses of $13,831,674. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our services, the size of customers' purchases, the demand for our services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Effective May 5, 2005, Randy Buchamer and Michael Bodino have resigned as directors of our company. On May 7, 2005 we appointed John Martin as a director of our company in place of Randy Buchamer.

Item 6. Exhibits.

Exhibits Required by Item 601 of Regulation S-B

Exhibit Number/Description

The following Exhibits are filed with this Quarterly Report:

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws of Adriatic Holdings Ltd. (1)
3.3	Certificate of Amendment to Articles of Incorporation effective November 4, 2002 (2)
3.4	Certificate of Amendment to Articles of Incorporation effective December 10, 2003 (12)
3.5	Certificate of Designation for shares of Series A Convertible Preferred Stock, effective December 18, 2003 (9)
3.6	Certificate of Designation for shares of Series B Convertible Preferred Stock, effective October 1, 2004 (12)
4.1	2005 Stock Option Plan (13)
10.1	Form of Oil and Gas Lease (4)
10.2	Managing Dealers Agreement, dated June 19, 2003, between Heartland Oil and Gas Corp. and C.K. Cooper and Company, Inc. (5)
10.3	Managing Dealers Agreement, dated July 29, 2003 between Heartland Oil and Gas Corp. and C.K. Cooper and Company, Inc. (8)
10.4	Form of Subscription Agreement in connection with private placements on June 24 and June 30, 2003 (5)
10.5	Form of Subscription Agreement in connection with private placement on August 19, 2003 (6)
10.6	Consulting Agreement dated July 1, 2003, between Heartland Oil and Gas Corp. and Donald Sharpe (8)
10.7	Consulting Agreement dated July 1, 2003, between Heartland Oil and Gas Corp. and Richard Coglon (8)
10.8	Letter Agreement between Topeka-Atchison Gas & Illuminating LLC with Heartland Oil and Gas Inc., dated August 25, 2000 (8)
10.9	Form of Oil and Gas Lease with Option (7)
10.10	Form of Subscription Agreement in connection with private placement of Series A Preferred shares, dated September 24, 2003 (10)

10.11	Purchase and Sale Agreement between Heartland Oil and Gas Corp. and Evergreen Resources, Inc, dated effective September 27, 2004 (12)
10.12	Form of Securities Purchase Agreement in connection with private placement of Series B Preferred shares, dated October 1, 2004 (11)
10.13	Form of Subscription Agreement in connection with the private placement on September 27, 2004 (12)
10.14	Amended Consulting Agreement dated November 1, 2004 with Richard Coglon (13)
10.15	Amended Consulting Agreement dated November 1, 2004 with Donald Sharpe (13)
10.16	Joint Venture Agreement dated April 20, 2005 between Far East International Petroleum Company (14)
14.1	Code of Business Conduct and Ethics (10)
21.1	Heartland Oil and Gas Inc., a company incorporated pursuant to the laws of the State of Nevada

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

(13)   Incorporated by reference to the company's Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2005.

(14)   Incorporated by reference to the company's current report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTLAND OIL AND GAS CORP.

By: /s/ Richard Coglon

Richard Coglon, President, Chief Executive Officer and Director

(Principal Executive Officer)

May 20, 2005

By: /s/ Michael J. David

Michael J. David, Chief Financial Officer

(Principal Financial Officer)

May 20, 2005