Form 10-Q
period 2005-06-30
HEARTLAND OIL & GAS CORP
filed 2005-08-12
CIK 1075636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

604.693.0177
(Issuer's telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes []	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

46,737,013 common shares issued and outstanding as of August 3, 2005

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

HEARTLAND OIL & GAS CORP.

(An Exploration Stage Company)

BALANCE SHEET

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$4,953,292	$13,081,221
Prepaid expense	237,110	332,021
Receivable from officer (Note 6)	42,500	-
Other current assets	15,945	762

Total current assets	5,248,847	13,414,004

Oil and Gas Property, unproven (Note 3)	28,033,648	35,559,413

Advances to Arabian Heartland International Corp. (Note 4 )	4,105,500	-

Property and Equipment (Note 5)	210,315	228,590

TOTAL ASSETS	$37,598,310	$49,202,007

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$262,927	$764,790
Due to related parties (Note 6)	-	10,520

Total current liabilities	262,927	775,310

Long-Term Debt
Asset retirement obligations (Note 7)	644,088	562,619

Total Liabilities	907,015	1,337,929

Stockholders’ Equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized,
3,529,412 shares issued and outstanding	3,529	3,529

Common stock - $0.001 par value, 100,000,000 shares authorized,
46,737,013 shares issued and outstanding (Note 6) (December 31, 2004 – 50,070,347 shares issued, 46,737,013 shares outstanding)	46,737	46,737
Additional paid-in capital	51,593,521	51,198,763
Deficit accumulated during the exploration stage	(14,952,492)	(3,384,951)

	36,691,295	47,864,078

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,598,310	$49,202,007

The accompanying notes are an integral part of these financial statements.

HEARTLAND OIL & GAS CORP.

(An Exploration Stage Company)

OPERATIONS STATEMENT

(Unaudited)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Period from Inception (August 11, 2000) Through June 30, 2005

REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSE

Impairment loss on oil and gas property	467,688	-	10,277,215	-	10,277,215
General and administrative	673,759	410,588	1,358,764	791,295	4,813,050

Total operating expense	1,141,447	410,588	11,635,979	791,295	15,090,265

LOSS FROM OPERATIONS	(1,141,447)	(410,588)	(11,635,979)	(791,295)	(15,090,265)

OTHER INCOME (EXPENSE)
Interest income	20,630	23,286	68,438	44,720	189,963
Interest expense	-	-	-	-	(52,190)

NET LOSS	$ (1,120,817)	$ (387,302)	$ (11,567,541)	$ (746,575)	$ (14,952,492)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ (0.02)	$ (0.02)	$ (0.25)	$ (0.03)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	46,737,013	24,402,199	46,737,013	24,376,815

The accompanying notes are an integral part of these statements

HEARTLAND OIL & GAS CORP.

(An Exploration Stage Company)

CASH FLOW STATEMENT

(Unaudited)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Period from Inception (August 11, 2000) Through June 30, 2005

CASH FLOW USED IN OPERATING ACTIVITY

Net loss	$(11,567,541)	$(746,575)	$(14,952,492)
Adjustments to reconcile net loss to net cash used in operating activity:
Accretion expense	15,710		25,959
Accrued interest on convertible debentures	-	-	49,061
Stock – based compensation	394,758	301,051	1,835,802
Depreciation and amortization	103,599	3,004	164,215
Impairment loss on oil and gas property	10,277,215	-	10,277,215
Receivable from officer	(42,500)	-	(42,500)
Decrease (increase) in other assets	(15,183)		(15,945)
Decrease (increase) in prepaid expense	94,911	15,705	(237,085)
(Decrease) increase in accounts payable and accrued liabilities	(501,862)	(151,356)	492,373
(Decrease) increase in asset retirement obligation	(6,575)	-	(6,575)

Net cash used in operating activity	(1,247,468)	(578,171)	(2,409,972)

CASH FLOW USED IN INVESTING ACTIVITY

Purchase of property and equipment	(12,985)	(3,832)	(263,401)
Acquisition and exploration of oil and gas property	(2,751,456)	(3,363,583)	(37,797,288)
Advances to Arabian Heartland International Corp.	(4,105,500)	-	(4,105,500)

Net cash used in investing activity	(6,869,941)	(3,367,415)	(42,166,189)

CASH FLOW FROM FINANCING ACTIVITY

Increase (decrease) in due to related parties	(10,520)	(6,185)	221,480
Cash received on recapitalization	-	-	15,896
Proceeds from issuance of common stock, net of offering costs	-	55,500	39,778,007
Proceeds from issuance of preferred stock, net of offering costs	-	2,927,871	8,927,868
Proceeds from long-term debt	-	-	586,202

Net cash (used in) provided by financing activity	(10,520)	2,977,186	49,529,453

NET (DECREASE) INCREASE IN CASH	(8,127,929)	(968,400)	4,953,292

CASH, beginning of period	13,081,221	8,279,474	-

CASH, end of period	$ 4,953,292	$ 7,311,074	$ 4,953,292

The accompanying notes are an integral part of these statement

HEARTLAND OIL & GAS CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization, Operations and Significant Accounting Policies

Organization

On April 10, 2002, Adriatic Holdings Limited ("Adriatic") entered into a letter of intent to acquire all of the common stock of Heartland Oil and Gas Inc., a Nevada corporation ("Heartland"). Heartland was incorporated in the State of Nevada on August 11, 2000 and its principal business activity consists of exploration and development of oil and gas properties in the United States to determine whether they contain economically recoverable resources. The Company is currently in the exploration stage and has not generated significant revenue from its operations. Effective September 17, 2002, the acquisition of Heartland by Adriatic was completed through the issuance of one share of Adriatic common stock for each share of Heartland common stock outstanding. At the time of the acquisition, Adriatic had 7,090,000 shares of common stock outstanding. Adriatic issued 12,212,429 shares of common stock to the stockholders of Heartland, and as a result, Adriatic had 19,302,429 shares of common stock outstanding immediately after the acquisition. As part of the exchange agreement, Adriatic changed its name to Heartland Oil & Gas Corp. The acquisition of Heartland by Adriatic is considered a reverse acquisition and accounted for under the purchase method of accounting. Under reverse acquisition accounting, Heartland is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of Adriatic. Assets acquired and liabilities assumed are reported at their historical amounts.

The accompanying consolidated financial statements include the accounts of Adriatic since the date of the reverse acquisition (September 17, 2002) and the historical accounts of its wholly owned subsidiary, Heartland Oil and Gas Inc. since inception (collectively, the "Company", “we” or “our”). All significant intercompany balances and transactions have been eliminated in consolidation.

We have suffered recurring losses from operations and has accumulated a deficit of $14,952,492 since inception on August 11, 2000. At June 30, 2005 we have working capital of $4,985,920. Since inception, we have funded operations through the issuance of capital stock and debt. We plan to continue raising additional funds through future equity or debt financing until it achieves profitable operations from its oil and gas drilling and exploration activities.

Basis of Presentation

The accompanying consolidated financial statements are unaudited and include, in our opinion, all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. The financial statements should be read in conjunction with our audited financial statements and the related notes included in our December 31, 2004 Form 10-KSB. The financial statements are interim financial statements prepared in accordance with accounting principles generally accepted in the United States and are stated in U.S. dollars.

Oil and Gas Property

We utilize the full cost method to account for our investment in oil and gas property. As of June 30, 2005, we have no property with proven reserves. At March 31, 2005, we recorded an impairment arising from the expiry of certain leases of $13,175, and an impairment of $9,796,352 arising from the Engleke/Soldier Creek and the BTA pilot projects which were located on its northern acreage of the Forest City Basin. In the quarter ended June 30, 2005 we recorded a $467,688 impairment charge on oil and gas leases we abandoned in the Forest City Basin.

Stock-Based Compensation

We account for stock-based compensation to employees and directors using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123). Accordingly, we measure compensation cost for stock options at intrinsic value, which is the excess, if any, of the quoted market price of our common stock at the date of the grant over the amount an employee is required to pay for the stock.

HEARTLAND OIL & GAS CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization, Operations and Significant Accounting Policies (continued)

We account for stock-based compensation issued to non-employees and consultants in accordance with the provisions of Statement 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"),

Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services. Under our Amended 2005 Stock Option Plan, up to a maximum of 4,000,000 shares of common stock may be granted to key employees and consultants. The options granted under the plan vest over four years except as stated otherwise in the individual grants, and are for a term not exceeding 10 years. In addition, under our 2004 Stock Option Plan, up to a maximum of 2,000,000 shares of common stock were available for grant.

On June 9, 2005, we entered into stock option agreements with the following directors, employees and contractors, granting the right to purchase a total of 2,555,000 shares of our common stock as follows, at an exercise price of $0.40 per share, exercisable for a period of 10 years:

Name	Number of Stock Options
Richard Coglon	750,000
Phil Winner	500,000
Charles Willard	500,000
Donald Sharpe	250,000
Bob Knight	250,000
John Martin	250,000
Eileen Himes	25,000
Paul Mitchell	20,000
Kim Lloyd	10,000
Total	2,555,000

All of the above options will vest 50% on the June 9, 2006 and 50% on June 9, 2007.

Had we measured compensation cost based on the fair value of the options at the grant date for the six month periods ended June 30, 2005 and 2004 consistent with the method prescribed by Statement 123, our net loss and loss per common share would have been increased to the pro forma amounts indicated below:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

Net loss, as reported	$(1,120,817)	$ (387,302)	$(11,567,541)	$ (746,575)

Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	136,878	193,538	394,758	301,051

Deduct: Total stock-based employee compensation expense deter-mined under fair-value-based method for all awards, net of
related tax effects	(312,282)	(680,183)	(667,206)	(785,040)
Pro forma net loss	$(1,296,221)	$ (873,947)	$(11,839,989)	$(1,230,564)

HEARTLAND OIL & GAS CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization, Operations and Significant Accounting Policies (continued)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

Loss per share:
Basic and diluted earnings (loss) per common share
As reported	$0.02	$ (0.02)	$ (0.25)	$ (0.03)
Pro forma	$0.03	$ (0.04)	$ (0.25)	$ (0.05)

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions, are fully transferable, and are not subject to trading restrictions or blackout periods. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is our opinion that the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

Asset Retirement Obligations

We account for asset retirement obligations in accordance with the provisions of Statement 143 “Accounting for Asset Retirement Obligations”. Statement 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. We recognize asset retirement obligations related to our oil and gas property.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (Revised 2004), “Share-Based Payment” (“Statement 123(R)”), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. Statement 123(R) is effective for all interim periods beginning after December 15, 2005. We are currently evaluating the impact of this standard on our financial condition and results of operations.

In December 2004, the FASB issued Statement No. 153, “Exchanges of Non-monetary Assets” (“Statement 153”), an amendment of APB Opinion No. 29, “Accounting for Non-monetary Transactions”. Statement 153 requires that exchanges of non-monetary assets are measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. Statement 153 will be effective for fiscal periods beginning after June 15, 2005. We believe that the adoption of this standard will have no material impact on our financial condition or results of operations.

Reclassifications

We have reclassified certain data in the financial statements of the prior periods to conform to the current period presentation.

Note 2 - Contingencies

We have incurred significant losses since inception. We have not sold any hydrocarbons. As of June 30, 2005 we have limited financial resources. The continuation of our company is dependent upon our upon our ability to exploit our mineral holdings, generate revenue from our planned business operations, attain and maintain profitable operations and raise additional capital.

HEARTLAND OIL & GAS CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

We cannot assure that we will be able to obtain further funds required for our continued operations, that additional financing will be available to us when needed or, if available, or that we can obtain it on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be unable to conduct our operations as planned, and we may not be able to meet our other obligations as they become due. In such event, we would be forced to scale down or perhaps even cease our operations.

Note 3	Oil and Gas Property, Unproven

The total cost incurred and excluded from depletion is summarized as:

	Acquisition Cost	Exploration Cost	Impairment Cost	Total

Cost incurred during periods ended:
June 30, 2005	$ 120,175	$ 2,631,276	$(10,277,215)	$ (7,525,764)
December 31, 2004	23,187,379	8,104,863	-	31,292,242
December 31, 2003	839,081	1,278,006	-	2,117,087
December 31, 2002	917,003	-	-	917,003
December 31, 2001	506,253	591,875	-	1,098,128
December 31, 2000	110,000	24,953	-	134,953

Totals	$ 25,679,891	$ 12,630,973	$(10,277,215)	$ 28,033,649

Pipeline and marketing In July 2005 we signed contracts to initiate gas sales from our Lancaster CBM pilot located near Paola, Kansas. The agreement is with a subsidiary of Enbridge Energy Partners, L.P. to provide for construction of a pipeline tap into a gas transportation line and for gas marketing services. While the gas price is variable, we expect to realize a wellhead price approximating the NYMEX price minus $0.60. The $0.60 deduction from NYMEX reflects regional price differentials and marketing expense. We expect construction to start immediately and to take approximately 60 to 90 days to complete.

In addition, we have ordered pipe, valves, and compression necessary to construct a gathering system. The gathering and pipeline system will be five miles long and include processing facilities. The system will be sized to support the production from Lancaster and from other pilots capable of economic production.

Note 4  Advances to Arabian Heartland International Corp.

On April 20, 2005, we entered into a joint venture agreement with Far East International Petroleum Company (FEIPCO), which has its head office in Dubai, United Arab Emirates, to form Arabian Heartland International Corp (Arabian Heartland). Although not fully executed, the joint venture agreement was approved by our board of directors, and signed and approved by Heartland’s CEO and FEIPCO’s Chairman. We own a 35% interest in the joint venture via a wholly owned subsidiary, Heartland International Corporation (HICO). Our Board has also consented to the independent participation by our CEO in a 5% interest in the joint venture. FEIPCO owns a 60% interest.

Arabian Heartland is to pursue specific oil and gas industry opportunities in the Middle East, with the initial focus on securing contracts in Southern Iraq relating to exploration, drilling, production and marketing of hydrocarbons and the procurement or provision of related oilfield services, including drilling and related service contracts and production sharing agreements.

HEARTLAND OIL & GAS CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

In May 2005 FEIPCO, on behalf of the parties, submitted tender offers to the Iraq Oil Ministry to drill and complete a total of 64 oil wells in Southern Iraq. Bidding on the 64 wells is now closed and the winning bid is expected to be awarded by the Ministry of Oil in September 2005. Under the JV agreement, Heartland has the right to earn a 35% participation in the drilling project by paying its proportionate share of related cost. If awarded the contract, in whole or in part, FEIPCO and Heartland, as joint venture partners will, as required under the JV Agreement, assign all their rights in and to the drill contracts to Arabian Heartland. Under the JV Agreement, FEIPCO will be responsible for providing the joint venture with all aspects of logistics, material procurements, in country staffing and security. Heartland will be responsible for providing those duties customarily undertaken by a drilling contractor and as may be otherwise required under the tender offer contracts.

In late May 2005 FEIPCO and HICO, through Arabian Heartland, began permitting and construction of an oil field camp ("Camp"). We intend the Camp to accommodate all personnel required for the joint venture operations and to serve as the operating base for joint venture projects. The Camp is expected to be completed and ready for operations by October 2005. We have paid $3,755,500 as a deposit toward our proportionate share of the construction of the joint venture’s oil field camp. When constructed, the camp will house oil field personnel required to fulfil the joint venture’s drilling obligations under the 64 well bid program, if and when awarded to the joint venture. We have paid $350,000 and may be called upon to pay an additional $350,000 as our 35% interest in $2,000,000 of bonds paid in connection with the venture’s bid proposals.

We are very much aware of the political and security issues associated with doing business in Iraq and with the assistance of Far East International Petroleum Company, we have and will continue to take all appropriate and necessary measures to ensure our personnel and our assets are safe. Nevertheless, we cannot assure a successful venture and it is possible that we will lose our entire investment in the venture.

Note 5 – Property and Equipment

	Cost	Accumulated Amortization	June 30, 2005 Net Carrying Value	December 31, 2004 Net Carrying Value

Office furniture and equipment	$ 266,302	$ 55,987	$ 210,315	$ 228,590

Note 6 - Related Party Transactions

The receivable from an officer of $42,500 on the balance sheet was a payment made by us on behalf of our CEO. Our CEO repaid the balance in July 2005. The amount due to related parties represented non-interest bearing expense reimbursements to directors and officers, which were subsequently paid.

We entered into management consulting agreements dated October 1, 2004, as amended, with a director for the payment of management fees of $7,500 per month, and with our President for the payment of $16,666 per month, respectively, each for a term of one year.

We entered into a management consulting agreement dated August 2, 2004, as amended, with our Chief Operating Officer (“COO”) for the payment of management fees of $10,000 per month. On April 1, 2005, our COO became an employee. We agreed to pay a potential bonus to our COO of $10,000, to a maximum of $40,000 per year, for each five well program brought into production on our Forest City Basin operations. We agreed to pay a potential bonus to our Vice President, Operations, of $5,000, to a maximum of $10,000 per year, for each five well program brought into production on our Forest City Basin operations.

During the six-months ended June 30, 2005, we incurred $152,664 (2004 - $91,826) in management and consulting fees to our directors and officers.

HEARTLAND OIL & GAS CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 7 – Asset Retirement Obligations

Six Months
Ended	Year Ended
June 30,	December 31,
2005 2004

Beginning asset retirement obligations	$562,619	$-
Additions related to new property	-	276,953
Liabilities incurred	72,334	275,417
Reductions related to property disposals	(6,576)	-
Accretion	15,710	10,249

Total asset retirement obligations	$644,088	$562,619

Note 8 - Common Stock

During the quarter ended March 31, 2004 we issued 60,000 shares of common stock at $0.50 per share for proceeds of $30,000 and 30,000 shares of common stock at $0.35 per share for proceeds of $10,500 from the exercise of stock options.

On January 13, 2004 we closed a private placement of 995,305 units at $3.20 per unit for proceeds of $3,184,979, before issue cost. Each unit is one share of convertible Series A Preferred stock and one stock purchase warrant to purchase one-half of one share of common stock for the additional consideration of $3.84 per share. The warrants have a three year life. The preferred shares have been converted into common shares.

During the quarter ended June 30, 2004 we issued 30,000 shares of common stock at $0.50 per share for proceeds of $15,000 from the exercise of stock options.

During the quarter ended June 30, 2005 we issued no shares.

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

Business Development During Last Three Years

General Overview

We are an oil and gas company engaged in the exploration for and development of Coal Bed Methane in the "Soldier Creek Prospect" located in the Forest City Basin of northeast Kansas. We also participate in a joint venture to pursue specific oil and gas industry opportunities in Iraq. Our "Soldier Creek" project encompassed approximately 252,583 acres of prospective frontier CBM lands. Our subsidiary, Heartland Oil and Gas Inc., holds the interests in the leases and operates the project. Effective September 27, 2004 we acquired leases covering an additional 766,000 acres of prospective CBM lands, also in the Forest City Basin. We have not renewed some leases and as of August 3, 2005 we have leases covering approximately 853,000 acres.

Corporate History

Our company, Heartland Oil and Gas Corp., was incorporated in the State of Nevada on July 9, 1998, under the name Adriatic Holdings Ltd.

We are an oil and gas exploration company that, prior to our recent acquisition of certain assets from Evergreen Resources, had interests in leases covering approximately 252,583 acres in central Kansas. We have a 100% working interest in all of these leases. Our net revenue interest in these leases is 84.5%. We also participate in a joint venture pursuing specific oil and gas industry opportunities in the Middle East, initially focused on drilling and related service contracts and production sharing agreements in Iraq.

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

We are an exploration stage oil and gas company engaged in the exploration for and development of Coal Bed Methane in the "Soldier Creek Prospect" located in the Forest City Basin of northeast Kansas. We also participate in a joint venture pursuing specific oil and gas industry opportunities in the Middle East, initially focused on drilling and related service contracts and production sharing agreements in Iraq.

Pursuant to several oil and gas leases entered into with various parties prior to our recent acquisitions of further leases from Evergreen Resources, Inc., our "Soldier Creek" project encompassed approximately 252,583 acres of prospective frontier coal bed methane lands. We have a 100% working interest in all of these leases. Our net revenue interest in these leases is 84.5%, so as a result our net acreage is approximately 213,000 acres. Our "working interest" consists of our share of gross production, revenue, burdens, field operating cost and gathering and processing fees before deduction of royalties. Our "net revenue interest" means our working interest less the royalties that are payable. Heartland Oil and Gas Inc. holds the interests in the leases for the lands and operates the project. The expiration dates for the leases range from dates in 2005 through 2012. Certain of our leases may be extended upon the exercise of options on the leases. In 2005 we expect to pay $422,000 on lease extensions. In 2006 we expect to pay approximately $355,076 on leases extensions. In addition, we are obligated to pay delay rentals on certain leases of approximately $75,000 in 2005 and 2006.

From 2000 through 2004 we acquired our acreage position in the Forest City Basin and conducted extensive exploration activity. While we are venting commercial quantities of gas and are awaiting connection to a pipeline in order to market our gas, we have not yet recorded proved CBM reserves. At March 31, 2005, we recorded an impairment of $9,796,352 arising from the Engleke/Soldier Creek and the BTA pilot projects in our northern acreage of the Forest City Basin.

We had implemented a revised completion program in the Engleke/Soldier Creek and the BTA pilot projects. The results of the completions did not result in any sustainable or large increase in production from the wells tested. Before implementing a revised completion or drill program on our northern acreage, we had determined that it is best to focus our efforts on the acreage acquired from Evergreen Resources, and if successful, implement some of the same lower cost and seemingly more effective completion procedures on our northern acreage. Accordingly, we will be shutting in our original Engelke pilot, located near Holton, Kansas, which to date has failed to produce economic quantities of gas. The BTA pilot, acquired from Evergreen Resources during the last quarter of 2004, will also be shut in due to noncommercial production. Both pilots produce gas, but despite extensive dewatering efforts, have failed to show the improvements in gas rate needed to justify pipeline investment and hookup.

We have shifted our primary Kansas focus to the acreage we acquired from Evergreen Resources.

Acquisition of Assets from Evergreen Resources, Inc.

On September 27, 2004 we completed the acquisition of the "Forest City Basin" assets from Evergreen Resources, Inc. for a purchase price of $22,000,000. The Forest City Basin assets consist of all of Evergreen Resources, Inc.'s interest in certain oil and gas leases for approximately 766,000 acres located in northeastern Kansas, together with 60 well bores and all surface equipment, gathering and surface facilities and all geological, engineering, land and accounting data and records pertaining to these leases and assets.

After the acquisition of the Evergreen assets, we held in excess of 1 million acres of prospective CBM leases at various stages of development, 91 wells, including 39 CBM wells in eight pilots that are currently dewatering and/or venting gas, 41 CBM wells awaiting stimulation, and 11 saltwater disposal wells. As of August 1, 2005, we have leases covering approximately 853,000 acres. As of August 1, 2005, seventeen of the CBM wells acquired from Evergreen have been fracture stimulated and put on pump. As of August 1, 2005, we have drilled eleven additional CBM wells in our Southern acreage, of which five have been completed in the our Lancaster pilot area. The remaining six wells are have been completed. Two of the six wells have initial flow rates that we believe may be economic. The other four wells are venting gas and show increasing production rates, but their ultimate commerciality is speculative.

We are continuing to focus our efforts on the Lancaster pilot project, located near Ottawa, Kansas. We have been successful in cutting cost and improving the per-well performance from when we first acquired the acreage from Evergreen Resources.. The changes we implemented in the completion programs at Lancaster have increased production from an average of 3 to 5 thousand cubic feet of gas per day (mcfpd) to 15 to 20 mcfpd and reduced cost by some 40% per well.

Adsorption tests measure the amount of gas that coal can hold by injecting gas into the coal at increasing pressures. These tests are also run at reservoir temperature. The adsorption test typically shows a higher gas content than that measured in the desorption test, suggesting that the coals are somewhat under saturated with gas compared to the maximum amount of gas they could hold. If so, the pressure must be lowered to that corresponding to the gas content from the desorption test, which is typically done by producing water from the coal. Most coal bed methane wells need dewatering in order to produce gas.

Lancaster production continues to improve on the original nine wells drilled on 80 acre spacing. We collected detailed pressure and production data from isolated coal intervals in five new 40 acre infill wells, and have started accelerating dewatering now that data collection is complete. We plan to monitor progress, evaluate completion techniques and the impact of 40 acre downspacing.

Pipeline and marketing In July 2005 we signed contracts to initiate gas sales from our Lancaster CBM pilot located near Paola, Kansas. The agreement is with a subsidiary of Enbridge Energy Partners, L.P. to provide for construction of a pipeline tap into a gas transportation line and for gas marketing services. While the gas price is variable, we expect to realize a wellhead price approximating the NYMEX price minus $0.60. The $0.60 deduction from NYMEX reflects regional price differentials and marketing expense. We expect construction to start immediately and to take approximately 60 to 90 days to complete.

In addition, we have ordered pipe, valves, and compression necessary to construct a gathering system. The gathering and pipeline system will be five miles long and include processing facilities. The system will be sized to support the production from Lancaster and from other pilots capable of economic production.

Net of fuel gas, the Lancaster pilot is currently producing approximately 320 mcfpd. In addition, we have initiated production operations on eight wells in three previously shut-in pilots. We expect dewatering of the new wells to begin immediately.

We belie           ve current production rates at Lancaster justify the cost of constructing a pipeline. We hope to see additional production gains as gas sales allow us to continue to dewater and further optimize operational practices. We are now in the process of applying our completion and production techniques to other pilots. If our expansion efforts are successful, we believe we will have established an asset base with potential to grow reserves, production, and cash flow.

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

We believe the success of coal bed methane developments has been largely the result of improved drilling and completion techniques, better hydraulic fracture designs and significant cost reductions as a result of highly dependable gas content and coal bed methane reservoir performance analysis. Also aiding this sector's growth is the apparent shortage of quality domestic conventional exploration and development projects. In comparison, according to USGS Fact Sheet FS-123-00 of October 2000, total "unconventional" coal bed methane resource across America's 25 basins (lower US) is estimated to be roughly 700 trillion cubic feet (Tcf) of which 14% or 100 Tcf is considered technically recoverable with existing technology. Technically recoverable gas volumes do not necessarily qualify as proved reserves and we do not have any proved coal bed methane reserves at this time. We also believe that propelling the coal bed methane production growth is its relatively low finding and development costs. Coal bed methane fields are often found where deeper conventional oil and gas reservoirs have already been developed, therefore, considerable exploration-cost-reducing geologic information is often readily available. This available geological information, combined with coal bed methane reservoirs' comparatively shallow locations, reduces finding and developing cost.

Coal Bed Methane

Natural gas normally consists of 80% or more methane with the balance comprising such hydrocarbons as butane, ethane and propane. In some cases natural gas may contain minute quantities of highly poisonous hydrogen sulfide, referred to as "sour gas". Coal bed methane is, generally, a sweet gas consisting of 95% methane and thus is normally of pipeline quality. Coal bed methane is considered an unconventional natural gas resource because it does not rely on 'conventional' trapping mechanisms, such as a fault or anticline, or stratigraphic traps. Instead coal bed methane is "adsorbed" or attached to the molecular structure of the coal - an efficient storage mechanism as coal bed methane coal can contain as much as seven times the amount of gas typically stored in a conventional natural gas reservoir such as sandstone or shale. The adsorbed coal bed methane is kept in place as a result of a pressure equilibrium often from the presence of water. Thus the production of coal bed methane in many cases requires the dewatering of the coals to be exploited. This process usually requires the drilling of adjacent wells and from 6 to 36 months to complete. Coal bed methane production typically has a low rate of production decline and an economic life typically from 10 to 20 years.

The principal sources of coal bed methane are either biogenic, producing a dry gas which is generated from bacteria in organic matter, typically at depths less than 1000 feet, or thermogenic, which is a deeper wet gas, formed when organic matter is broken down by temperature and pressure.

The three main factors that determine whether or not gas can be economically recovered from coal beds are: the gas content of the coal; the permeability or flow characteristics of the coal; and, the thickness of the coal bed. Gas content is measured in terms of standard cubic feet (Scf) per ton and varies widely from 430 Scf per ton in the deep (2,000 to 3,500 feet) San Juan, New Mexico thermogenic coals, and only 60 Scf per ton for the shallow (300 to 700 feet deep) Powder River, Wyoming biogenic coals. The San Juan coals are considered to have the industry's highest permeability. Relatively high permeability, which can affect the ability of gas to easily travel to the borehole, is an important factor for the success of a coal bed methane well, but is not absolutely required. The thickness of coal beds from which coal bed methane is economically being produced varies from as little as a few feet in some areas of the gas rich (300 Scf) Raton Basin to as much as 75 net feet of coal bed thickness at the relatively gas poor Powder River Basin.

FEIPCO Iraq Joint Venture

On April 20, 2005, we entered into a joint venture agreement with Far East International Petroleum Company (FEIPCO), which has its head office in Dubai, United Arab Emirates, to form Arabian Heartland International Corp (Arabian Heartland). Although not fully executed, the joint venture agreement was approved by our board of directors, and signed and approved by Heartland’s CEO and FEIPCO’s Chairman. We own a 35% interest in the joint venture via a wholly owned subsidiary, Heartland International Corporation (HICO). Our Board has also consented to the independent participation by our CEO in a 5% interest in the joint venture. FEIPCO owns a 60% interest.

Arabian Heartland is to pursue specific oil and gas industry opportunities in the Middle East, with the initial focus on securing contracts in Southern Iraq relating to exploration, drilling, production and marketing of hydrocarbons and the procurement or provision of related oilfield services, including drilling and related service contracts and production sharing agreements.

In May 2005 FEIPCO, on behalf of the parties, submitted tender offers to the Iraq Oil Ministry to drill and complete a total of 64 oil wells in Southern Iraq. Bidding on the 64 wells is now closed and the winning bid is expected to be awarded by the Ministry of Oil in September 2005. Under the JV agreement, Heartland has the right to earn a 35% participation in the drilling project by paying its proportionate share of related cost. If awarded the contract, in whole or in part, FEIPCO and Heartland, as joint venture partners will, as required under the JV Agreement, assign all their rights in and to the drill contracts to Arabian Heartland. Under the JV Agreement, FEIPCO will be responsible for providing the joint venture with all aspects of logistics, material procurements, in country staffing and security. Heartland will be responsible for providing those duties customarily undertaken by a drilling contractor and as may be otherwise required under the tender offer contracts.

In late May 2005 FEIPCO and HICO, through Arabian Heartland, began permitting and construction of an oil field camp ("Camp"). We intend the Camp to accommodate all personnel required for the joint venture operations and to serve as the operating base for joint venture projects. The Camp is expected to be completed and ready for operations by October 2005. We have paid $3,755,500 as a deposit toward our proportionate share of the construction of the joint venture’s oil field camp. When constructed, the camp will house oil field personnel required to fulfil the joint venture’s drilling obligations under the 64 well bid program, if and when awarded to the joint venture. We have paid $350,000 and may be called upon to pay an additional $350,000 as our 35% interest in $2,000,000 of bonds paid in connection with the venture’s bid proposals.

Prior to the Iran/Iraq war in the 1980’s, Iraqi oil production was some 3.5 million barrels per day. Current production capacity is 2.8 million barrels per day, but actual production output is 1.5 million barrels per day. We believe the minimal investment of technical and financial capital in Iraq’s oil sector over the past 20 years creates substantial growth opportunities for companies like Arabian Heartland and correspondingly, our shareholders.

We believe that the initial opportunities Arabian Heartland is pursuing in the Middle East with FEIPCO will provide the “first mover advantage” needed to give shareholders of micro-cap companies such as ours growth opportunities. We are very much aware of the political and security issues associated with doing business in these areas and with the assistance of Far East International Petroleum Company, we have and will continue to take all appropriate and necessary measures to ensure our personnel and our assets are safe. Nevertheless, we cannot assure a successful venture and it is possible that we will lose our entire investment in the venture.

Liquidity and Capital Resources

For the next 12 months we plan to continue to evaluate the coal bed methane potential of the Lancaster pilot area. We have no drilling obligations or commitments, so all our activity is discretionary. We contemplate our evaluation program to include completing additional wells in and around Lancaster and to complete construction of pipeline connections. In addition, we plan to pursue our joint venture in Iraq with Far East International Oil Company.

Pursuant to several oil and gas leases entered into with various parties and our acquisitions from Evergreen Resources, our Soldier Creek project encompasses approximately 252,584, acres of prospective frontier coal bed methane lands. The expiration dates for the leases range from dates in 2005 through 2012. Certain of the leases may be extended upon the exercise of options on the leases.

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

As of June 30, 2005 we had working capital of $4,986,000. Over the next twelve months we intend to use all available funds to expand on the exploration and development of our Lancaster Prospect and pursue our joint venture activity in Iraq, as shown below:

Estimated Expenditures During the Next Twelve Months

General and Administrative	$1,800,000
Acreage
Rentals and Option Payments	$0
New Land	$70,000

Operations
Complete 6 CBM wells	$150,000
Drill, and Complete 8 new wells, as necessary	$800,000
Gathering and Pipelines	$1,200,000
Lease Operating Expense	$348,000
Iraq Joint Venture Activity	$350,000

Total	$4,718,000

Related to performing the work described above we are planning to raise additional capital. We may not be able to do so. Should we not be able to do so we may reduce the scope of our activity.

During the quarter ended June 30, 2005 we spent $595,000 on exploration and acquisition of oil and gas property. We had negative acquisition cost of $134,000 because we had previously paid funds toward acquisition of acreage which we subsequently concluded we did not wish to purchase. Our exploration cost for the quarter was $729,000.

During the six months ended June 30, 2005 we spent $2,751,000 on exploration and acquisition of our oil and gas property. $120,000 was acquisition cost and $2,631,000 was exploration cost.                At June 30, 2005, we had $263,000 in current liabilities, compared to $775,000 at December 31, 2004. Our total liabilities at June 30, 2005 were $907,000, compared to $1,338,000 at December 31, 2004. The decreases occurred because we paid down our accounts payable from $765,000 as at December 31, 2004 to $263,000 at June 30, 2005.

Results of Operations

Quarter ended June 30, 2005 compared to quarter ended June 30, 2004 We incurred a net loss of $1,121,000 for the quarter ended June 30, 2005, compared to a net loss of $387,000 for the quarter ended June 30, 2004. As a result, our accumulated net loss increased to $14,952,000 during the period from inception to June 30, 2005. Our loss increased primarily as a result of a $468,000 impairment charge on oil and gas leases we abandoned in the Forest City Basin, and increases in salaries of $86,000 and professional fees of $91,000.

Six months ended June 30, 2005 compared to six months ended June 30, 2004 We incurred a net loss of $11,568,000 for the six months ended June 30, 2005, compared to a net loss of $747,000 for the six months ended June 30, 2004. Our 2005 loss was primarily caused by a $10,277,000 impairment charge on our oil and gas property. The impairment occurred primarily from the Engelke/Soldier Creek pilots and the BTA pilot projects were located on our northern acreage in Brown County, Kansas. We had implemented a completion program in the Engelke/Soldier Creek and the BTA pilot projects. The results of the completions did not result in any sustainable or large increase in production from the wells tested. Rather than implementing further completion or drill programs on our northern acreage, we determined that it is best to focus our efforts on our southern acreage acquired from Evergreen Resources, and if successful, to later implement some of the same lower cost and seemingly more effective completion procedures on our northern acreage. Accordingly, we will be shutting in our original Engelke pilot, located near Holton, Kansas, which to date has failed to produce economic quantities of natural gas. The BTA pilot, acquired from Evergreen Resources during the last quarter of 2004, will also be shut in due to noncommercial production. Both pilots produce gas, but despite extensive dewatering efforts, have failed to show the improvements in natural gas rate needed to justify pipeline investment and hookup.

We have incurred recurring losses from operations. Our continuation is dependent upon a successful program of acquisition and exploration, and achieving a profitable level of operations. We are seeking additional financing. We have raised additional capital through the equity offerings noted above. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining loans, assuming those loans would be available, would increase our liabilities and future cash commitments. We cannot assure that we will be able to obtain further funds we desire for our continuing operations or, if available, that funds can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we may be unable to conduct our operations as planned. In such event, we would have to scale down or perhaps even cease our operations.

Other

Product Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our CBM Prospect in northeastern Kansas, and fulfilling the commitments of our Iraqi joint venture. To date, execution of our business plan has largely focused on acquiring prospective CBM leases and drilling test wells on our CBM acreage from which to establish an ongoing exploration and development plan. We also plan to pursue additional projects in our Iraqi joint venture.

Purchase of Significant Equipment

Except as may be required under our joint venture commitments with FEIPCO, we do not intend to purchase any significant equipment (excluding oil and gas activity) over the year ending June 30, 2006.

Employees

Currently we have four full time employees other than our officers and directors. We do not expect material changes in the number of employees over the next year except as may be arise under our Iraqi joint venture. We do and will continue to outsource contract employment as needed.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Financial Accounting Standard No. 123 (Revised 2004), Share-Based Payment (Statement 123(R)), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. Statement 123(R) is effective for all interim periods beginning after December 15, 2005. We are currently evaluating the impact of this standard on our financial condition and results of operations.

In December 2004, the FASB issued Statement No. 153, Exchanges of Non-monetary Assets(Statement 153), an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions. Statement 153 requires that exchanges of non-monetary assets are measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. Statement 153 will be effective for fiscal periods beginning after June 15, 2005. We do not believe that the adoption of this standard will have a material impact on our financial condition or results of operations.

Critical Accounting Policies

We presented our critical accounting policies in our 2004 Annual Report on Form 10-KSB. We did not change our critical accounting policies during the six months ended June 30, 2005.

In accordance with Statement No. 144, Accounting for the Impairment of Long-Lived Assets, we review the carrying amount of long-lived assets when facts and circumstances suggest they may be impaired.  If this review indicates long-lived assets will not be recoverable as determined based on the undiscounted cash flow estimated to be generated by these assets, we reduce the carrying amount of these long-lived assets to estimated fair value or discounted cash flow, as appropriate.  As part of our preparation of these financial statements, we recognized impairment charges of $10,277,000 in the six months ended June 30, 2005, as discussed above.

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

RISKS RELATED TO OUR BUSINESS

We have had negative cash flow from operations and if we are not able to continue to obtain further financing our business operations may fail.

To date we have had negative cash flow from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses totalling $1,121,000 for the quarter ended June 30, 2005, and cumulative net losses of $14,952,000 from inception to June 30, 2005. As of June 30, 2005 we had working capital of $4,986,000. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

- the cost to acquire further acreage is more than we currently anticipate;

- drilling and completion cost for further wells increase beyond our expectations;

- we encounter greater cost associated with general and administrative expense or offering cost; or

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

Since inception through June 30, 2005, we have incurred aggregate net losses of $14,952,000. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our services, the size of customers' purchases, the demand for our services, and the level of competition and general economic conditions. If we cannot generate positive cash flow in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

Until such time as we generate revenue, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

We have no history of revenue from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. The success of the company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company's operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration stage only and are without known reserves of oil and gas. Accordingly, we have not generated any revenue nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenue or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenue, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

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

Competition in the oil and gas industry is high and there is no assurance that we will be successful in acquiring the leases.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We currently invest our excess cash balances in money market accounts, and short-term and long-term investments that are subject to interest rate risk.  The amount of interest income we earn on these funds will change as interest rates in general change.  Our investments are subject to a loss of principal if market interest rates increase and they are sold prior to maturity.  However, due to the short-term nature of the majority of our investments, the high credit quality of our portfolio and our ability to hold our investments until maturity, an immediate 1% change in interest rates would not have a material impact on our financial position, results of operations or cash flow.

 Item 4. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's chief executive officer and chief financial officer. Based upon that evaluation, our company's chief executive officer and chief financial officer concluded that our company's disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Effective May 30, 2005, Michael David resigned as our Chief Financial Officer. Effective July 19, 2005 Robert L. Poley was appointed as our Chief Financial Officer in place of Michael David.

Item 6. Exhibits.

Exhibits Required by Item 601 of Regulation S-B

Exhibit Number/Description

The following Exhibits are filed with this Quarterly Report:

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws of Adriatic Holdings Ltd. (1)

3.3	Certificate of Amendment to Articles of Incorporation effective November 4, 2002 (2)
3.4	Certificate of Amendment to Articles of Incorporation effective December 10, 2003 (12)
3.5	Certificate of Designation for shares of Series A Convertible Preferred Stock, effective December 18, 2003 (9)
3.6	Certificate of Designation for shares of Series B Convertible Preferred Stock, effective October 1, 2004 (12)
4.1	2005 Stock Option Plan (13)
10.1	Form of Oil and Gas Lease (4)
10.2	Managing Dealers Agreement, dated June 19, 2003, between Heartland Oil and Gas Corp. and C.K. Cooper and Company, Inc. (5)
10.3	Managing Dealers Agreement, dated July 29, 2003 between Heartland Oil and Gas Corp. and C.K. Cooper and Company, Inc. (8)
10.4	Form of Subscription Agreement in connection with private placements on June 24 and June 30, 2003 (5)
10.5	Form of Subscription Agreement in connection with private placement on August 19, 2003 (6)
10.6	Consulting Agreement dated July 1, 2003, between Heartland Oil and Gas Corp. and Donald Sharpe (8)
10.7	Consulting Agreement dated July 1, 2003, between Heartland Oil and Gas Corp. and Richard Coglon (8)
10.8	Letter Agreement between Topeka-Atchison Gas & Illuminating LLC with Heartland Oil and Gas Inc., dated August 25, 2000 (8)
10.9	Form of Oil and Gas Lease with Option (7)
10.10	Form of Subscription Agreement in connection with private placement of Series A Preferred shares, dated September 24, 2003 (10)
10.11	Purchase and Sale Agreement between Heartland Oil and Gas Corp. and Evergreen Resources, Inc, dated effective September 27, 2004 (12)
10.12	Form of Securities Purchase Agreement in connection with private placement of Series B Preferred shares, dated October 1, 2004 (11)
10.13	Form of Subscription Agreement in connection with the private placement on September 27, 2004 (12)
10.14	Amended Consulting Agreement dated November 1, 2004 with Richard Coglon (13)
10.15	Amended Consulting Agreement dated November 1, 2004 with Donald Sharpe (13)

10.16	Joint Venture Agreement dated April 20, 2005 between Far East International Petroleum Company (14)
10.17	Agreement for Services dated July 19, 2005 with Robert Poley (15)
14.1	Code of Business Conduct and Ethics (10)
21.1	Heartland Oil and Gas Inc., a company incorporated pursuant to the laws of the State of Nevada

31.1	Certification of Chief Executive Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended) *
31.2	Certification of Chief Financial Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended) *
32.1#

Certification of Chief Executive Officer (pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)) *

32.2#

Certification of Chief Financial Officer (pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)) *

______________________

* Filed herewith

#              This certification “accompanies” the Form 10-Q to which it relates, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

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

(15)    Incorporated by reference to the company's current report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTLAND OIL AND GAS CORP.

By: /s/ Richard Coglon

Richard Coglon, President, Chief Executive Officer and Director

(Principal Executive Officer)

August 12, 2005

By:	/s/ Robert L. Poley

Robert L. Poley, Chief Financial Officer

(Principal Financial and Accounting Officer)

August 12, 2005