Form 10-Q
period 2005-09-30
HEARTLAND OIL & GAS CORP
filed 2005-11-15
CIK 1075636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(D) of the Securities Exchange Act Of 1934

For the quarter ended September 30, 2005

☐	Transition Report under Section 13 or 15(D) of the Securities Exchange Act Of 1934 for the transition period

Commission file number 000-32669

HEARTLAND OIL AND GAS CORP.

Incorporated in Nevada	IRS ID No. 91-1918326

Suite 1925, 200 Burrard Street Vancouver, British Columbia, Canada V6C 3L6

Telephone: 604.693.0177

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes []  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

46,737,013 common shares issued and outstanding as of October 21, 2005

Part 1 - Financial Information

Item 1. Financial Statements.

Heartland Oil & Gas Corp.

(An Exploration Stage Company)

Balance Sheet

	September 30,2005	December 31, 2004
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	$3,752,556	$13,081,221
Prepaid expense	57,259	332,021
Other current assets	6,558	762

Total current assets	3,816,373	13,414,004

Oil and Gas Property, unproven (Note 3)	7,771,069	35,559,413

Advances to Arabian Heartland International Corp. (Note 4 )	4,105,500	-

Impairment of Arabian Heartland International Corp. advances	(4,105,500)	-

Property and Equipment (Note 5)	186,850	228,590

Total Assets	$11,774,292	$49,202,007

Liabilities And Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$295,309	$764,790
Due to related parties (Note 6)	-	10,520

Total current liabilities	295,309	775,310

Long-Term Debt
Asset retirement obligations (Note 7)	652,930	562,619

Stockholders’ Equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized,
3,529,412 shares issued and outstanding	3,529	3,529

Common stock - $0.001 par value, 100,000,000 shares authorized,
46,737,013 shares issued and outstanding (Note 6) (December 31, 2004 – 50,070,347 shares issued, 46,737,013 shares outstanding)	46,737	46,737
Additional paid-in capital	51,712,975	51,198,763
Deficit accumulated during the exploration stage	(40,937,188)	(3,384,951)

	10,826,053	47,864,078

Total Liabilities And Stockholders’ Equity	$11,774,292	$49,202,007

The accompanying notes are an integral part of these financial statements.

Heartland Oil & Gas Corp.

(An Exploration Stage Company)

Operations Statement

(Unaudited)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Period from Inception (August 11, 2000) Through September 30, 2005

Revenue	$-	$-	$-	$-	$-

Expense

Exploration expense	21,405,277	-	31,682,492	-	31,682,492
Impairment loss on Arabian Heartland Intl.	4,105,500	-	4,105,500	-	4,105,500
General and administrative	503,173	252,964	1,861,935	1,044,259	5,316,223

Total operating expense	26,013,950	252,964	37,649,927	1,044,259	41,104,215

Loss From Operations	(26,013,950)	(252,964)	(37,649,927)	(1,044,259)	(41,104,215)

Other Income (Expense)
Interest income	29,252	4,925	97,690	49,015	219,216
Interest expense	-	-	-	-	(52,190)

Net Loss	$(25,984,698)	$(248,039)	$(37,552,237)	$(995,244)	$(40,937,189)

Basic And Diluted Net Loss Per Common Share	$(0.56)	$(0.01)	$(0.80)	$(0.04)

Basic And Diluted Weighted Average Number Of Common Shares Outstanding	`46,737,013	25,188,306	46,737,013	25,649,286

The accompanying notes are an integral part of these statements

Heartland Oil & Gas Corp.

(An Exploration Stage Company)

Cash Flow Statement

(Unaudited)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Period from Inception August 11,2000 Through September 30, 2005

Cash Flow Used In Operating Activity

Net loss	$(37,552,237)	$(995,244)	$(40,937,188)
Adjustments to reconcile net loss to net cash used in operating activity:
Accretion expense	24,552		34,801
Accrued interest on convertible debentures	-	-	49,061
Stock – based compensation	514,212	430,649	1,955,256
Depreciation and amortization	85,621	4,601	146,237
Exploration expense (non-cash)	31,682,492	-	31,682,492
Impairment loss on Arabian Heartland International	4,105,500		4,105,500
Decrease (increase) in other assets	(5,796)	(649)	(6,558)
Decrease (increase) in prepaid expense	274,762	15,605	(57,234)
(Decrease) increase in accounts payable and accrued liabilities	(469,481)	(211,014)	524,755
(Decrease) increase in asset retirement obligation	(6,575)	-	(6,575)

Net cash used in operating activity	(1,346,950)	(756,052)	(2,509,453)

Cash Flow Used In Investing Activity

Purchase of property and equipment	10,480	(31,656)	(239,936)
Acquisition and exploration of oil and gas property	(3,876,176)	(28,343,898)	(38,922,009)
Advances to Arabian Heartland International Corp.	(4,105,500)	-	(4,105,500)

Net cash used in investing activity	(7,971,196)	(28,375,554)	(43,267,445)

Cash Flow From Financing Activity

Increase (decrease) in due to related parties	(10,520)	(6,999)	221,480
Cash received on recapitalization	-	-	15,896
Proceeds from issuance of common stock, net of offering cost	-	28,034,225	39,778,007
Proceeds from issuance of preferred stock, net of offering cost	-	2,927,871	8,927,868
Proceeds from long-term debt	-	-	586,202

Net cash (used in) provided by financing activity	(10,520)	30,955,097	49,529,453

Net (Decrease) Increase In Cash	(9,328,665)	1,823,491	3,752,556

Cash, beginning of period	13,081,221	8,279,474	-

Cash, end of period	$3,752,556	$10,102,965	$3,752,556

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

We have incurred recurring losses from operations and have accumulated a deficit of $40,937,189 since inception on August 11, 2000. At September 30, 2005 we have working capital of $3,521,064. Since inception, we have funded operations through the issuance of capital stock and debt. We plan to continue raising additional funds through future equity or debt financing until it achieves profitable operations from its oil and gas drilling and exploration activities.

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

Oil and Gas Property

We utilize the full cost method to account for our investment in oil and gas property. As of September 30, 2005, we have no property with proven reserves. At March 31, 2005, we recorded an impairment arising from the expiry of certain leases of $13,175, and an impairment of $9,796,352 arising from the Engleke/Soldier Creek and the BTA pilot projects which were located on its northern acreage of the Forest City Basin. In the quarter ended June 30, 2005 the Company recorded a further impairment of $467,000 due to the abandonment of certain leases in the Forest City Basin. In the quarter ended September 30, 2005 we recorded an additional $17,523,851 impairment charge on oil and gas leases we abandoned in the Forest City Basin. We also recorded an impairment of $3,881,427 on two pilots in the southern area based upon a forward looking, independent, engineering assessment.

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

Had we measured compensation cost based on the fair value of the options at the grant date for the nine month periods ended September 30, 2005 and 2004 consistent with the method prescribed by Statement 123, our net loss and loss per common share would have been increased to the pro forma amounts indicated below:

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

Net loss, as reported	$(25,984,698)	$(248,669)	$(37,552,237)	$ (945,244)

Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	119,454	129,598	514,212	430,549

Deduct: Total stock-based employee compensation expense deter-mined under fair-value-based method for all awards, net of
related tax effects	(265,465)	(434,259)	(932,671)	(1,219,299)
Pro forma net loss	$(26,130,709)	$(573,330)	$(37,970,696)	$(1,783,894)

HEARTLAND OIL & GAS CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization, Operations and Significant Accounting Policies (continued)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

Loss per share:
Basic and diluted earnings (loss) per common share
As reported	$ (0.56)	$ (0.01)	$ (0.80)	$ (0.04)
Pro forma	(0.56)	(0.02)	(0. 81)	(0.07)

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

Note 2 - Contingencies

We have incurred significant losses since inception. We have not sold any hydrocarbons. As of September 30, 2005 we have limited financial resources. The continuation of our company is dependent upon our ability to exploit our mineral holdings, generate revenue from our planned business operations, attain and maintain profitable operations and raise additional capital.

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

Note 3 -	Oil and Gas Property, Unproven

The total cost incurred and excluded from depletion is summarized as:

	Acquisition Cost	Exploration Cost	Impairment Cost	Total

Cost incurred during periods ended:
September 30, 2005	$128,570	$3,765,578	$(31,682,492)	$(27,788,344)
December 31, 2004	23,187,379	8,104,863	-	31,292,242
December 31, 2003	839,081	1,278,006	-	2,117,087
December 31, 2002	917,003	-	-	917,003
December 31, 2001	506,253	591,875	-	1,098,128
December 31, 2000	110,000	24,953	-	134,953

Totals	$25,688,286	$13,765,275	$(31,682,492)	$7,771,069

Pipeline and marketing In July 2005 we signed contracts to initiate gas sales from our Lancaster CBM pilot located near Paola, Kansas. The agreement is with a subsidiary of Enbridge Energy Partners, L.P. to provide for construction of a pipeline tap into a gas transportation line and for gas marketing services. While the gas price is variable, we expect to realize a wellhead price approximating 75% of NYMEX price or mid-continent gas posting. We have started construction and expect first sales from our Lancaster pilot in January 2006.

Note 4  - Advances to Arabian Heartland.

On April 20, 2005, the Company and Far East International Petroleum Corp. (FEIPCO), which has its head office in Dubai, United Arab Emirates, entered into a joint venture agreement (JVA). Under the terms of the JVA, the parties formed a joint venture (the “Joint Venture”) to pursue specific oil and gas industry opportunities in the Middle East, with the initial focus on securing contracts in Southern Iraq relating to exploration, drilling, production and marketing of hydrocarbons and the procurement or provision of related oilfield services, including drilling and related service contracts and production sharing agreements. Under the JVA the parties were to form a “joint venture” operating company called “Arabian Heartland International Corp (Arabian Heartland), through which all joint venture opportunities were to be pursued.” Under the terms of the JVA, the interests held by the parties in the Joint Venture were FEIPCO as to 60%, Heartland as to 35% (to be held via a newly established subsidiary Heartland International Corp.), and 5% held by the CEO of the Company, all of which was approved by its Board of Directors.

In pursuit of the objectives of the parties stated in the JVA, FEIPCO submitted drill tenders on 64 oil wells to Southern Oil Company, Ministry of Oil Iraq (SOC). As required under the JVA, Heartland advanced $350,000 to FEIPCO, representing Heartland’s proportionate 35% of the $1 million bid bond required by SOC for the 64 well tender.

As set out in the drill tender documents provided by SOC to FEIPCO, all drill tenders were required to include a commitment for the construction and staffing of an oil field camp. As a condition of the JVA, the parties entered

HEARTLAND OIL & GAS CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

into a “Camp Construction Contract” which provided for the construction and equipping of an “oil field camp” on lands supplied by SOC to FEIPCO near Basra, Southern Iraq. .

Under the terms of the Camp Contract the Joint Venture retained a third party contractor to undertake the permitting, construction and equipping of a 250 person Oil Field Camp for the “turnkey price of $10.2 mil. After completing the construction and equipping of the Camp, the contractor further agreed to provide all of the subsequent administration, maintenance, housing and food for the estimated 250 camp personnel at an additional cost of $11 mil, to be paid by the parties in 8 equal instalments over a 24 months period commencing from the completion of the camp.

On or about April 24 th 2005, Heartland advanced $3,755,500, representing its 35% proportionate share of the $10.2 mil camp construction and equipping costs to FEIPCO. The contractor then provided FEIPCO and Heartland with an invoice evidencing its receipt of the $10.2 mill and thereafter proceeded with the permitting and construction of the oil field camp.

In September 2005, Heartland received a notice from FEIPCO demanding payment from Heartland of an amount equal to 35% of FEIPCO’s total projected cost of drilling the 64 oil wells earlier bid on by FEIPCO under the JVA and an additional sum equal to 35% of the additional $11 million required under the Camp Contract post construction and completion.

Heartland is in dispute with FEIPCO as it relates to Heartland’s obligation to provide any additional funds to FEIPCO under the JVA or the Camp Contract unless and until FEIPCO can provide evidence that FEIPCO has been awarded any or all of the 64 drill tenders earlier submitted to SOC, and further provides evidence of the status of the construction and equipping of the oil field camp as per the Camp Contract and an accounting of monies expended by FEIPCO thereon. To date Heartland has neither received any such accounting or evidence that any such drill contracts have been awarded by SOC to FEIPCO.

We cannot predict with any certainty, the likely outcome of this dispute at this time. We cannot determine whether we will be able to realize value in connection with our advances to FEIPCO for the construction of the Oil Field Camp or the bid bond. We will continue to cause FEIPCO to account for monies that were advanced by Heartland under the JVA and the Camp Contract, but as FEIPCO had refused or declined to provide any such accounting we have fully impaired the advances at this time.

Note 5 – Property and Equipment

	Cost	Accumulated Amortization	September 30, 2005 Net Carrying Value	December 31, 2004 Net Carrying Value

Office furniture and equipment	$ 257,728	$ 70,878	$ 186,850	$ 228,590

Note 6 - Related Party Transactions

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

During the nine-months ended September 30, 2005, we incurred $221,112 (2004 - $115,298) in management and consulting fees to our directors and officers.

HEARTLAND OIL & GAS CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 7 – Asset Retirement Obligations

	Nine Months Ended September 30, 2005	Year Ended December 31, 2004
Beginning asset retirement obligations	$562,619	$-
Additions related to new property	-	276,953
Liabilities incurred	72,334	275,417
Reductions related to property disposals	(6,576)	-
Accretion	24,552	10,249

Total asset retirement obligations	$652,930	$562,619

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

During the quarter ended September 30, 2005 we issued no shares.

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

Business Development During Last Three Years

General Overview

We are an oil and gas company engaged in the exploration for and development of Coal Bed Methane in the Forest City Basin and Bourbon Arch of northeast Kansas. We also participate in a joint venture to pursue specific oil and gas industry opportunities in Iraq. Our "Soldier Creek" project encompassed approximately 252,583 acres of prospective frontier CBM lands. Our subsidiary, Heartland Oil and Gas Inc., holds the interests in the leases and operates the project. Effective September 27, 2004 we acquired leases covering an additional 766,000 acres of prospective CBM lands, also in the Forest City Basin. We have not renewed some leases and as of September 30, 2005 we have leases covering approximately 130,000 acres in the south (Bourbon Arch) and 884,000 acres in the north (Forest City Basin), which were deemed to be uneconomic.

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

Our Current Business

We are an exploration stage oil and gas company engaged in the exploration for and development of Coal Bed Methane in the Forest City Basin and Bourbon Arch of northeast Kansas. We also participate in a joint venture pursuing specific oil and gas industry opportunities in the Middle East, initially focused on drilling and related service contracts in Iraq.

Pursuant to several oil and gas leases entered into with various parties prior to our recent acquisitions of further leases from Evergreen Resources, Inc., our "Soldier Creek" project encompassed approximately 252,583 acres of prospective frontier coal bed methane lands. We have a 100% working interest in all of these leases. Our net revenue interest in these leases is 84.5%, so as a result our net acreage is approximately 213,000 acres. Our "working interest" consists of our share of gross production, revenue, burdens, field operating cost and gathering and processing fees before deduction of royalties. Our "net revenue interest" means our working interest less the royalties that are payable. Heartland Oil and Gas Inc. holds the interests in the leases for the lands and operates the project. The expiration dates for the leases range from dates in 2005 through 2012. Certain of our leases may be extended upon the exercise of options on the leases. In 2005-2006 we expect to spend $100,000 on new lease acquisitions in the south. In addition, we are obligated to pay delay rentals on certain leases of approximately $75,000 in 2005 and 2006.

From 2000 through 2004 we acquired our acreage position in the Forest City Basin and conducted extensive exploration activity. While we are venting quantities of gas in the Bourbon Arch that are commercial at today’s gas prices, we are awaiting connection to a pipeline in order to market our gas, and have not yet recorded proved CBM reserves. In the quarter ended September 30, 2005, we recorded an impairment of $17,523,851 arising from the uneconomic pilot projects in our northern acreage of the Forest City Basin.

We have commenced plugging and location reclamation activities on 64 wells drilled in the original Heartland acreage position (“Soldier Creek”) and the northern Evergreen acreage block. To date, these pilots have failed to produce economic quantities of gas.

We have shifted our primary Kansas focus to the southern acreage in the Bourbon Arch which we acquired from Evergreen Resources. The majority of this acreage is located in Miami and Linn counties, Kansas.

Acquisition of Assets from Evergreen Resources, Inc.

On September 27, 2004 we completed the acquisition of the "Forest City Basin" assets from Evergreen Resources, Inc. for a purchase price of $22,000,000. The Forest City Basin assets consist of all of Evergreen Resources, Inc.'s interest in certain undeveloped oil and gas leases for approximately 766,000 acres located in north-eastern Kansas, together with 60 well bores and all surface equipment, gathering and surface facilities and all geological, engineering, land and accounting data and records pertaining to these leases and assets.

As of August 1, 2005, we have drilled eleven additional CBM wells in our Southern acreage, of which five have been completed in our Lancaster pilot area. The remaining six wells are have been completed. Two of the six wells have initial flow rates that we believe may be economic. The other four wells are venting gas and while we are encouraged, their ultimate commerciality is speculative.

We are increasing our focus on the southern acreage position, and are currently testing 24 pilot wells in four pilot areas located near Paola, Kansas. The four pilots are informally referred to as Lancaster (16 wells), Jake (one well), Osawatamie (four wells), and Beagle (three wells). We have been successful in cutting cost and improving the per-well performance from when we first acquired the acreage from Evergreen Resources. The changes we implemented in the completion programs at throughout all the pilots have increased production from an average of 3 to 5 thousand cubic feet of gas per day (mcfpd) to 20 to 22 mcfpd, and reduced cost by some 40% per well.

The original nine wells drilled at Lancaster are on 80 acre spacing and are currently averaging 21 Mcfd. We have 8 wells testing/producing in other pilots. In the aggregate, we have 24 well currently testing at an average rate of 22 mcfd per well.

Net of fuel gas, the Lancaster pilot is currently producing approximately 350 mcfpd. In addition, we have initiated production operations on eight wells in three previously shut-in pilots. We expect dewatering of the new wells to begin immediately.

Pipeline and Marketing

In July 2005 we signed contracts to initiate gas sales from our Lancaster pilot. The agreement is with a subsidiary of Enbridge Energy Partners, L.P. to provide for construction of a pipeline tap into a gas transportation line and for gas marketing services. While the gas price is variable, we expect to realize a wellhead price approximating 75% of NYMEX price. Construction has been started, with first gas sales from the Lancaster pilot expected on January 2, 2006. Lancaster pilot is currently producing 350 mcfd and sales are expected to exceed 260 mcfd net of fuel gas, shrinkage, and CO2 extraction. The system will be sized to support the production from Lancaster and from other pilots capable of economic production.

We believe current production rates at Lancaster justify the cost of constructing a pipeline. We hope to see additional production gains as gas sales allow us to continue to dewater and further optimize operational practices. We believe we will have established an asset base with potential to grow reserves, production, and cash flow. This growth will require the installation of additional gas gathering infrastructure, leasing of land, and drilling operations.

The Coal Bed Methane Industry

During the past decade coal bed methane has emerged as a viable source of natural gas compared to the late 1980s when there was no significant production outside of the still dominant San Juan Basin, in north western New Mexico, and the Black Warrior Basin in Alabama and Mississippi. As noted in USGS Fact Sheet FS-123-00 of October 2000, coal bed methane production accounted for 7% of US natural gas production or approximately 3.6 billion cubic feet (BCF) of gas per day or an annual 1.35 trillion cubic feet (TCF) of gas from over 14,000 producing wells.

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

Coal Bed Methane

Natural gas normally consists of 80% or more methane with the balance comprising such hydrocarbons as C4+, butane, ethane and propane. In some cases natural gas may contain minute quantities of highly poisonous hydrogen sulfide, referred to as "sour gas", nitrogen, and CO2. Coal bed methane is, generally, a sweet gas consisting of 95% methane and thus is normally of pipeline quality. Coal bed methane is considered an unconventional natural gas resource because it does not rely on 'conventional' trapping mechanisms, such as a fault or anticline, or stratigraphic traps. Instead coal bed methane is "adsorbed" or attached to the molecular structure of the coal - an efficient storage mechanism as coal bed methane coal can contain as much as seven times the amount of gas typically stored in a conventional natural gas reservoir such as sandstone or shale. The adsorbed coal bed methane is kept in place as a result of a pressure equilibrium often from the presence of water. Thus the production of coal bed methane in many cases requires the dewatering of the coals to be exploited. This process usually requires the drilling of adjacent wells and from 6 to 36 months to complete. Coal bed methane production typically has a low rate of production decline and an economic life typically from 10 to 20 years.

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

FEIPCO Iraq Joint Venture

On April 20, 2005, the Company and Far East International Petroleum Corp. (FEIPCO), which has its head office in Dubai, United Arab Emirates, entered into a joint venture agreement (JVA). Under the terms of the JVA, the parties formed a joint venture (the “Joint Venture”) to pursue specific oil and gas industry opportunities in the Middle East, with the initial focus on securing contracts in Southern Iraq relating to exploration, drilling, production and marketing of hydrocarbons and the procurement or provision of related oilfield services, including drilling and related service contracts and production sharing agreements. Under the JVA the parties were to form a “joint venture” operating company called “Arabian Heartland International Corp (Arabian Heartland), through which all joint venture opportunities were to be pursued.” Under the terms of the JVA, the interests held by the parties in the Joint Venture were FEIPCO as to 60%, Heartland as to 35% (to be held via a newly established subsidiary Heartland International Corp.), and 5% held by the CEO of the Company, all of which was approved by its Board of Directors.

In pursuit of the objectives of the parties stated in the JVA, FEIPCO submitted drill tenders on 64 oil wells to Southern Oil Company, Ministry of Oil Iraq (SOC). As required under the JVA, Heartland advanced $350,000 to FEIPCO, representing Heartland’s proportionate 35% of the $1 million bid bond required by SOC for the 64 well tender.

As set out in the drill tender documents provided by SOC to FEIPCO, all drill tenders were required to include a commitment for the construction and staffing of an oil field camp. As a condition of the JVA, the parties entered into a “Camp Construction Contract” which provided for the construction and equipping of an “oil field camp” on lands supplied by SOC to FEIPCO near Basra, Southern Iraq. .

Under the terms of the Camp Contract the Joint Venture retained a third party contractor to undertake the permitting, construction and equipping of a 250 person Oil Field Camp for the “turnkey price of $10.2 mil. After completing the construction and equipping of the Camp, the contractor further agreed to provide all of the subsequent administration, maintenance, housing and food for the estimated 250 camp personnel at an additional cost of $11 mil, to be paid by the parties in 8 equal instalments over a 24 months period commencing from the completion of the camp.

On or about April 24 th 2005, Heartland advanced $3,755,500, representing its 35% proportionate share of the $10.2 mil camp construction and equipping costs to FEIPCO. The contractor then provided FEIPCO and Heartland with an invoice evidencing its receipt of the $10.2 mill and thereafter proceeded with the permitting and construction of the oil field camp.

In September 2005, Heartland received a notice from FEIPCO demanding payment from Heartland of an amount equal to 35% of FEIPCO’s total projected cost of drilling the 64 oil wells earlier bid on by FEIPCO under the JVA and an additional sum equal to 35% of the additional $11 million required under the Camp Contract post construction and completion.

Heartland is in dispute with FEIPCO as it relates to Heartland’s obligation to provide any additional funds to FEIPCO under the JVA or the Camp Contract unless and until FEIPCO can provide evidence that FEIPCO has been awarded any or all of the 64 drill tenders earlier submitted to SOC, and further provides evidence of the status of the construction and equipping of the oil field camp as per the Camp Contract and an accounting of monies expended by FEIPCO thereon. To date Heartland has neither received any such accounting or evidence that any such drill contracts have been awarded by SOC to FEIPCO.

We cannot predict with any certainty, the likely outcome of this dispute at this time. We cannot determine whether we will be able to realize value in connection with our advances to FEIPCO for the construction of the Oil Field Camp or the bid bond. We will continue to cause FEIPCO to account for monies that were advanced by Heartland under the JVA and the Camp Contract, but as FEIPCO had refused or declined to provide any such accounting we have fully impaired the advances at this time.

Liquidity and Capital Resources

For the next 12 months we plan to continue to evaluate the coal bed methane potential of the Lancaster pilot area and focus on establishing gas sales. We have no drilling obligations or commitments, so all our activity is discretionary. We contemplate our evaluation program to include completion of pipeline construction and well connections at Lancaster. In addition, we plan to evaluate our alternatives with respect to resolving our dispute with Far East International Oil Company.

We will require additional funds to implement our growth strategy in our gas exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

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

Effective September 27, 2004, we entered into subscription agreements with 48 investors, whereby we issued a total of 23,260,909 shares of our common stock at a purchase price of $1.50 per share for total aggregate proceeds of $34,891,363. However, one subscriber for 3,333,334 common shares, for proceeds of $5,000,000, has not yet completed their purchase and provided the purchase price. Subsequent to the year ended December 31, 2004, the 3,333,334 common shares were returned to treasury. We agreed to pay a commission of 6% of the gross proceeds realized from the sale of the securities to C.K. Cooper & Company, which will be split 55% to C.K. Cooper & Company and 45% to Sterne Agee & Leach, Inc.

Effective September 30, 2004 we entered into subscription agreements with two investors, whereby we issued 3,529,412 series B convertible preferred shares at a purchase price of $1.70 per share for total aggregate proceeds of $6,000,000.

As of September 30, 2005 we had working capital of $3,521,064. Over the next twelve months we intend to use all available funds to produce our Lancaster Prospect as shown below:

Estimated Expenditures During the Next Twelve Months

General and Administrative	$1,350,000
Land
Plugging and reclamation of northern wells	691,000
New leases	10,000
Operations
New drilling	0
Gathering and Pipelines	850,000
Lease Operating Expense	600,000

Total	$3,501,000

Related to performing the work described above we are planning to raise additional capital. We may not be able to do so. Should we not be able to do so we may reduce the scope of our activities.

During the quarter ended September 30, 2005 we spent $1,143,549 on exploration and acquisition of oil and gas property. We spent $311,000 to initiate pipeline construction.

During the nine months ended September 30, 2005 we spent $3,895,000 on exploration and acquisition of our oil and gas property, $129,000 was acquisition cost and $3,766,000 was exploration cost.

At September 30, 2005, we had $295,000 in current liabilities, compared to $775,000 at December 31, 2004. Our total liabilities at September 30, 2005 were $948,000, compared to $1,338,000 at December 31, 2004. The decreases occurred because we paid down our accounts payable from $765,000 as at December 31, 2004 to $295,000,000 at September 30, 2005.

Results of Operations

Quarter ended September 30, 2005 compared to quarter ended September 30, 2004 We incurred a net loss of $25,924 for the quarter ended September 30, 2005, compared to a net loss of $248,000 for the quarter ended September 30, 2004. As a result, our accumulated net loss increased to $40,937,000 during the period from inception to September 30, 2005. Our loss increased primarily as a result of a $17,524,000 exploration expense on oil and gas leases we abandoned in the Forest City Basin, additional exploration expense of $3,881,000 for the southern oil and gas leases and $4,106,000 in impairment for the middle east project.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004 We incurred a net loss of $37,552,237 for the nine months ended September 30, 2005, compared to a net loss of $995,000 for the nine months ended September 30, 2004. Our 2005 loss was primarily caused by $31,682,000 exploration expense on our oil and gas property. The expense occurred primarily from the Engelke/Soldier Creek pilots and the BTA pilot projects were located on our northern acreage in Brown County, Kansas. We had implemented a completion program in the Engleke/Soldier Creek and the BTA pilot projects. The results of the completions did not result in any increase in production from the wells tested. Rather than implementing further completion or drilling programs on our northern acreage, we determined that it is best to focus our efforts on our southern acreage acquired from Evergreen Resources, and if successful, to later implement some of the same lower cost and seemingly more effective completion procedures on our northern acreage. Accordingly, we will be shutting in, plugging, and reclaiming all the northern pilots located in Forest City Basin.

We have incurred recurring losses from operations. Our continuation is dependent upon a successful program of acquisition and exploration, and achieving a profitable level of operations. It is likely we will need additional financing for ongoing operations. We have raised additional capital through the equity offerings noted above. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining loans, assuming those loans would be available, would increase our liabilities and future cash commitments. We cannot assure that we will be able to obtain further funds we desire for our continuing operations or, if available, that funds can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we may be unable to conduct our operations as planned. In such event, we would have to scale down or perhaps even cease our operations.

Other

Product Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our CBM Prospect in northeastern Kansas, and fulfilling the commitments of our Iraqi joint venture. To date, execution of our business plan has largely focused on acquiring prospective CBM leases and drilling test wells on our CBM acreage from which to establish an ongoing exploration and development plan. We are currently constructing a natural gas sales pipeline from our Lancaster pilot to a tie in with Enbridge. Gas sales are are expected in the first quarter of 2006. We also plan to pursue resolution of disputes relating to our Iraqi joint venture.

Purchase of Significant Equipment

Except as may be required under our joint venture commitments with FEIPCO, we do not intend to purchase any significant equipment (excluding oil and gas activity) over the year ending September 30, 2006.

Employees

Currently we have six full time employees other than our officers and directors. We do not expect material changes in the number of employees over the next year. We do and will continue to outsource contract employment as needed. It should be noted that Charles B. Willard, our Vice President of Operations, resigned effective October 1, 2005, but has agreed to support Heartland’s efforts in a consulting role.

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

Critical Accounting Policies

We presented our critical accounting policies in our 2004 Annual Report on Form 10-KSB. We did not change our critical accounting policies during the nine months ended September 30, 2005.

In accordance with Statement No. 144, Accounting for the Impairment of Long-Lived Assets, we review the carrying amount of long-lived assets when facts and circumstances suggest they may be impaired.  If this review indicates long-lived assets will not be recoverable as determined based on the undiscounted cash flow estimated to be generated by these assets, we reduce the carrying amount of these long-lived assets to estimated fair value or discounted cash flow, as appropriate.  As part of our preparation of these financial statements, we recognized impairment charges of $31,682,000 in the nine months ended September 30, 2005, as discussed above.

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

To date we have had negative cash flow from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses totalling $25,984,698 for the quarter ended September 30, 2005, and cumulative net losses of $40,937,190 from inception to September 30, 2005. As of September 30, 2005 we had working capital of $3,521,000. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

Since inception through September 30, 2005, we have incurred aggregate net losses of $40,937,190. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our services, the size of customers' purchases, the demand for our services, and the level of competition and general economic conditions. If we cannot generate positive cash flow in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

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

 Item 4. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's chief executive officer and chief financial officer. Based upon that evaluation, our company's chief executive officer and chief financial officer concluded that our company's disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Part II - Other Information

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceedings or pending litigation, except as disclosed or as may be arise from events disclosed elsewhere in these materials. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Effective July 19, 2005 Robert L. Poley was appointed as our Chief Financial Officer. Effective October 5, 2005 Mr. Poley resigned as Chief Financial Officer. He continues to consult with us.

Item 6. Exhibits.

Exhibits Required by Item 601 of Regulation S-B

Exhibit Number/Description

The following Exhibits are filed with this Quarterly Report:

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws of Adriatic Holdings Ltd. (1)
3.3	Certificate of Amendment to Articles of Incorporation effective November 4, 2002 (2)
3.4	Certificate of Amendment to Articles of Incorporation effective December 10, 2003 (9)
3.5	Certificate of Designation for shares of Series A Convertible Preferred Stock, effective December 18, 2003 (6)
3.6	Certificate of Designation for shares of Series B Convertible Preferred Stock, effective October 1, 2004 (9)
4.1	2005 Stock Option Plan (10)
10.1	Form of Oil and Gas Lease (3)
10.2	Letter Agreement between Topeka-Atchison Gas & Illuminating LLC with Heartland Oil and Gas Inc., dated August 25, 2000 (5)
10.3	Form of Oil and Gas Lease with Option (4)
10.4	Form of Subscription Agreement in connection with private placement of Series A Preferred shares, dated September 24, 2003 (7)
10.5	Purchase and Sale Agreement between Heartland Oil and Gas Corp. and Evergreen Resources, Inc, dated effective September 27, 2004 (9)
10.6	Form of Securities Purchase Agreement in connection with private placement of Series B Preferred shares, dated October 1, 2004 (8)
10.7	Form of Subscription Agreement in connection with the private placement on September 27, 2004 (9)
10.8	Amended Consulting Agreement dated November 1, 2004 with Richard Coglon (10)
10.9	Amended Consulting Agreement dated November 1, 2004 with Donald Sharpe (10)

10.160	Joint Venture Agreement dated April 20, 2005 between Far East International Petroleum Company (11)
10.11	Agreement for Services dated July 19, 2005 with Robert Poley (12)
14.1	Code of Business Conduct and Ethics (10)
21.1	Heartland Oil and Gas Inc., a company incorporated pursuant to the laws of the State of Nevada

31.1	Certification of Chief Executive Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended) *
31.2	Certification of Chief Financial Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended) *
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

(3)                         Incorporated by reference to the company's Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2003.

(4)                         Incorporated by reference to the company's Form 10-KSB/A filed with the Securities and Exchange Commission on October 22, 2003.

(5)                         Incorporated by reference to the company's Form SB-2 Registration Statement filed with the Securities and Exchange Commission on August 29, 2003, as amended.

(6)                         Incorporated by reference to the company's Form SB-2 Registration Statement filed with the Securities and Exchange Commission on February 17, 2004.

(7)                         Incorporated by reference to the company's Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2004, as amended on May 27, 2004.

(8)                         Incorporated by reference to the company's Form 8-K filed with the Securities and Exchange Commission on October 6, 2004.

(9)                         Incorporated by reference to the company's Form SB-2 Registration Statement filed with the Securities and Exchange Commission on November 15, 2004.

(10)                       Incorporated by reference to the company's Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2005.

(11)                       Incorporated by reference to the company's current report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2005.

(12)                       Incorporated by reference to the company's current report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2005.

________________

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTLAND OIL AND GAS CORP.

/s/ Richard Coglon

Richard Coglon, President, Chief Executive Officer and Director

(Principal Executive Officer and Acting Principal Accounting Officer)

November 15, 2005