Form 10-K
period 2005-12-31
HEARTLAND OIL & GAS CORP
filed 2006-03-31
CIK 1075636

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

Annual Report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the year ended December 31, 2005

Commission file number : 000-32669

Heartland Oil and Gas Corporation

Incorporated in Nevada	IRS ID No. 91-1918326

1625 Broadway, Suite 1480
Denver, Colorado 80202

Previous address: Suite 1925, 200 Burrard Street
Vancouver, British Columbia, Canada V6C 3L6

Telephone: (303) 405-8450

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Heartland is not a well-known seasoned filer. Heartland is required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Heartland (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, but disclosure will be contained, to the best of Heartland’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Heartland is a non-accelerated filer. Heartland is not a shell company.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2005, the last business day of Heartland’s most recently completed second fiscal quarter, was $18,280,805.

As of March 13, 2006, the number of shares of common stock, $0.001 par value, outstanding was 46,737,013, and the number of shares of Series B preferred stock, $0.001 par value, outstanding was 3,529,412.

Documents Incorporated By Reference

Part III is incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be filed, pursuant to Regulation 14A, no later than 120 days after the close of the registrant's fiscal year.

Forward Looking Statements

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

Part I

Item 1. Business.

General Development of Business

Heartland Oil and Gas Corporation is an oil and gas company primarily engaged in exploration, development, and sale of Coal Bed Methane (“CBM”) in the Bourbon Arch and Forest City Basin of northeast Kansas. We incorporated in Nevada in 1998. Heartland Gas Gathering LLC, our wholly-owned affiliate, is responsible for gas sales and operation of our pipeline and associated facilities. Heartland Oil and Gas, Inc., our wholly-owned subsidiary, holds our interest in nearly 1 million acres and operates our project areas in eastern Kansas.

Our website is located at http://heartlandoilandgas.com.  The website can be used to access recent news releases and Securities and Exchange Commission (SEC) filings, our Annual Report, Proxy Statement, Board committee charters, code of business conduct and ethics, and other items of interest.  SEC filings, including supplemental schedules and exhibits, can also be accessed free of charge through the SEC website at http://www.sec.gov. The information on our website, other links contained in our website and our website are not incorporated into this Report.

From 2000 through 2005 we acquired our acreage position in the Forest City Basin and Bourbon Arch, and conducted exploration activity to evaluate the economic viability of the projects.

On September 27, 2004 we completed the acquisition of eastern Kansas assets (Forest City Basin and Bourbon Arch) from Evergreen Resources, Inc. for a purchase price of $22,000,000. These assets included all of Evergreen’s interest in undeveloped oil and gas leases of approximately 766,000 acres, along with 60 well bores and all surface equipment, gathering and surface facilities and all geological, engineering and land data and records for these leases and assets. The acreage acquired was in two blocks: a southern block, located on the Bourbon Arch, and a larger, northern block, located in the Forest City Basin.

In the quarter ended September 30, 2005, we recorded a year-to-date impairment of $31,600,000 arising from the uneconomic CBM exploration pilots in the Forest City Basin acreage. In addition, we have commenced plugging and reclamation activity on 56 wells drilled in the original Heartland acreage position (“Soldier Creek”) and the northern Evergreen acreage block. As of March 31, 2006, we have plugged all of our wells in the Forest City Basin.

By the end of 2005 we contracted to sell our gas and committed funds to construct a 5.5 mile gas gathering line and processing plant to initiate gas sales from Lancaster, our largest battery. We initiated continuous gas sales in February 2006. Gas from the other three batteries is being vented while awaiting pipeline hook-up.

We operate in one business segment: oil and gas exploration and development in the United States.

Our Current Business

We own and operate nearly 1 million acres in two areas in northeast Kansas: the south block, located on the Bourbon Arch, where we have established reserves and production; and the north block, located in the Forest City Basin, where we hold significant leases which expire between 2006 and 2012  Our acreage position as of March 1, 2006 is outlined below:

Project	Gross acres	Year acquired	Geological basin/province
Soldier Creek	224,860	2002-2003	Forest City Basin
Evergreen north block	631,317	2004	Forest City Basin
Evergreen southern block	113,380	2004	Bourbon arch
Total	969,557	2002-2004	Northeast Kansas

We recently completed construction of a gas sales pipeline and processing facilities on the Bourbon Arch and are now selling gas from our Lancaster battery , the largest of our four batteries stretching across a 12 mile project area. A battery is a well, or group of wells and associated production facilities in one general area.

Results from exploration activity conducted during 2005 indicated that much of the acreage in the Forest City basin had low potential for economic CBM development. We continue to maintain our leasehold position in the Forest City Basin and may pursue longer-term conventional oil and gas prospects.

We have a 100% working interest in all our leases. Net revenue interests range from 84.5 percent to 87.5 percent, but are typically 85 percent. Our working interest consists of our share of gross production, revenue, burdens, field operating cost and gathering and processing fees before deduction of royalties. Our net revenue interest means our working interest less the royalties that are payable. The expiration dates for the leases range from dates in 2006 through 2012. We have an option to extend the term on many of our leases.

We require additional capital to execute our growth strategies. We are in the process of seeking new capital, but we cannot assure that we will be able to obtain such funding. Should we be unable to obtain additional funding we may have to reduce or cease operations.

Pipeline and Marketing

In July 2005, our wholly owned gas gathering company, Heartland Gas Gathering LLC, executed agreements to initiate gas sales from our Lancaster battery and committed funds to construct a 5.5 mile long gas gathering system and gas processing plant necessary to extract water and carbon dioxide from produced gas so that the produced gas is pipeline quality. We have a sales and marketing agreement with a subsidiary of Enbridge Energy Partners, L.P., which also provides for construction of a pipeline tap into a gas transportation line and for gas marketing services. Construction of our sales lines and processing facilities was materially complete on December 31, 2005. Enbridge is our only customer. We are dependent on them for 100% of our sales.

Lancaster is currently producing 350 thousand cubic feet of gas per day (“Mcfgpd”). We expect sales to exceed 260 Mcfgpd net of fuel gas, shrinkage, and carbon dioxide extraction. After processing, the gas delivered to the sales line averages 1008 million British thermal units per thousand cubic feet. The system and facilities are sized to support production growth from Lancaster, the adjacent batteries currently venting gas, and future development drilling between existing project areas.

Coal Bed Methane (CBM)

CBM is a reliable, and viable source of natural gas. The primary producing areas for CBM production that have emerged over the last decade include the Cherokee, Arkoma, San Juan, Raton, Powder River, and Black Warrior basins. Methane in coal is adsorbed (attached) to the coal’s molecular structure. This creates an efficient storage mechanism as methane-bearing coals can contain as much as seven times the amount of gas typically stored in a conventional sandstone or carbonate reservoir. Coal is generally deposited in relatively quiet, stable geological environments and typically forms widespread accumulations. As a result, unlike conventional gas accumulations limited by localized hydrocarbon traps, CBM projects typically cover broad areas, resulting in economies of scale, relatively low geological risk, and large reserve potential. In addition, CBM production typically has relatively shallow production decline and long reserve life (typically from 10 to 20 years).

The principal sources of CBM are either biogenic (gas generated from bacteria), or thermogenic (gas generated when organic matter is subjected to temperature and pressure). In some cases, CBM may contain minute quantities of nitrogen, carbon dioxide, and water vapor. These trace gases and impurities often need to be removed by gas processing facilities to get the gas to pipeline quality.

The success of CBM development is largely the result of improvements in drilling and completion techniques, and hydraulic fracture designs as well as cost reductions. Also aiding this sector's growth is the apparent shortage of domestic conventional gas exploration and development projects.

According to the U.S. Geologic Survey Fact Sheet FS-123-00 of October 2000 and FS-110-01 of November 2001, CBM production accounted for 7 percent of US natural gas production in the years 2000 and 2001, no later data has been publicly distributed by the U.S. Geologic Survey.  The Fact Sheet-123-00 estimated that the total unconventional CBM resource across America's 25 basins (lower US) is roughly 700 trillion cubic feet (“TCF”) of which less than 14 percent, or <100 TCF, is considered technically recoverable with existing technology, but the later FS-110-01 estimated that the total unconventional CBM recoverable reserves were about 30 TCF with existing technology.  It is important to note that technically recoverable gas volumes do not necessarily qualify as proved reserves.

Competition

We compete with numerous other oil and gas exploration companies. Many of these competitors have substantially greater resources than we do. Should a larger and better financed company decide to directly compete with us, and be successful in its competitive efforts, our business could be adversely affected. The three largest coalbed methane producers in America’s lower 48 states are BP Amoco, Burlington Resources and Phillips Petroleum, all producing most of their production from the now-in-decline San Juan basin. Though it ranks fourth in terms of natural gas production, the leading coal bed methane participant in terms of growth and technology is, in our view, Devon Energy. Devon is aggressively expanding coal bed methane production in the Powder River Basin located in Wyoming and Montana and Raton Basin located in Colorado and has coal bed methane production in the San Juan Basin located in New Mexico and Wind River Basin located in Wyoming. Other companies are also active in the coalbed methane development, including Anadarko Petroleum Corporation, JM Huber Corporation and Whiting Petroleum.

In eastern Kansas, our primary competition is from Petrol Oil and Gas Corp., Admiral Bay Resources, Inc., Quest Resources, Inc., Osborne Energy, Inc. and Canary Resources, Inc.

Governmental Regulations

Our oil and gas operations are subject to various federal, state and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state and local laws and regulations relating primarily to the protection of human health and the environment. To date, we have incurred approximately $670,000 of cost related to complying with these laws, for remediation of existing environmental contamination and for plugging and reclamation of northern area CBM exploration pilots. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Employees

We currently have six full time employees other than our officers and directors. We do not expect material changes in the number of employees over the next year. We do and will continue to outsource contract employment as needed.

Item 1A. Risks Related To Our Business

We have had negative cash flow from operations and if we are not able to continue to obtain further financing our business operations may fail.

To date we have had negative cash flow from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses totalling $41,575,016 for the year ended December 31, 2005, and cumulative net losses of $44,959,966 from inception to December 31, 2005. As of December 31, 2005 we had working capital of $1,993,366. Additional capital will be required to maintain ongoing operations.

We will depend almost exclusively on new capital to pay for the continued exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. Capital may not continue to be available if necessary to meet these continuing development costs or, if the capital is available, it may not be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

We have a limited operating history and if we are not successful in continuing to grow our business, we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our company's operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Actual quantities of recoverable oil and gas reserves and future cash flow from those reserves, future production, oil and gas prices, revenue, taxes, development expenditures and operating expenses most likely will vary from estimates.

Estimating accumulations of oil and gas is complex. The process relies on interpretations of available geologic, geophysical, engineering and production data. The extent, quality and reliability of this data can vary. The process also requires certain economic assumptions, such as oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds, some of which are mandated by the SEC. The accuracy of a reserve estimate is a function of:

•	quality and quantity of available data;
•	interpretation of that data; and
•	accuracy of various mandated economic assumptions.

Any significant variance could materially affect the quantities and present value of our reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of development and exploration and prevailing oil and gas prices.

In accordance with SEC requirements, we base the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate.

The loss of key personnel could adversely affect our business. We depend to a large extent on the efforts and continued employment of our executive Management team and other key personnel.

The loss of the services of these or other key personnel could adversely affect our business, and we do not maintain key man insurance on the lives of any of these persons. Our drilling success and the success of other activities integral to our operations will depend, in part, on our ability to attract and retain experienced geologists, engineers, landmen and other professionals. Competition for many of these professionals is intense. If we cannot retain our technical personnel or attract additional experienced technical personnel, our ability to compete could be harmed.

As many of our properties are in the exploration and development stage we cannot assure that we will establish commercial discoveries on those properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Many properties that are explored are ultimately not developed into producing oil and/or gas wells. Many of our properties are in the exploration and development stage and are without proved reserves of oil and gas.

The potential profitability of oil and gas ventures depends upon factors beyond our control.

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

Competition in the oil and gas industry is high. We cannot assure that we will be successful in acquiring leases we wish to acquire.

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

Acquisitions are subject to the uncertainties of evaluating recoverable reserves and potential liabilities.

We expect that our future growth will be dependent in part on acquisitions. Successful acquisitions require an assessment of a number of factors, many of which are beyond our control. These factors include recoverable reserves, exploration potential, future oil and natural gas prices, operating costs, production taxes and potential environmental and other liabilities. Such assessments are inexact and their accuracy is inherently uncertain. In connection with our assessments, we perform a review of properties which we believe is generally consistent with industry practices. However, such a review will not reveal all existing or potential problems. In addition, our review may not allow us to become sufficiently familiar with the properties, and we do not always discover structural, subsurface and environmental problems that may exist or arise. Our review prior to signing a definitive purchase agreement may be even more limited.

We generally are not entitled to contractual indemnification for preclosing liabilities, including environmental liabilities, on acquisitions. Often, we acquire interests in properties on an "as is" basis with limited remedies for breaches of representations and warranties. If material breaches are discovered by us prior to closing, we could require adjustments to the purchase price or if the claims are significant, we or the seller may have a right to terminate the agreement. We could, however, fail to discover breaches or defects prior to closing and incur significant unknown liabilities, including environmental liabilities, or experience losses due to title defects, for which we would have limited or no contractual remedies or insurance coverage.

There are risks in acquiring producing properties, including difficulties in integrating acquired properties into our business, additional liabilities and expenses associated with acquired properties, diversion of Management attention, and costs of increased scope, geographic diversity and complexity of our operations.

Increasing our reserve base through acquisitions is an important part of our business strategy. Our failure to integrate acquired businesses successfully into our existing business, or the expense incurred in consummating future acquisitions, could result in our incurring unanticipated expenses and losses. In addition, we may have to assume cleanup or reclamation obligations or other unanticipated liabilities in connection with these acquisitions. The scope and cost of these obligations may ultimately be materially greater than estimated at the time of the acquisition.

In connection with future acquisitions, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant Management attention and financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Possible future acquisitions could result in our incurring additional debt, contingent liabilities and expenses, all of which could have a material adverse effect on our financial condition and operating results.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on us.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Exploration and production activity is subject to certain environmental regulations which may prevent or delay our operations.

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

Exploratory drilling involves many risks. We may become liable for pollution or other liabilities which may have an adverse effect on our financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which we cannot adequately insure or which we may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Two of our directors and our former CEO reside outside the United States. As a result it may be difficult for investors to enforce within the United States any judgments obtained against those directors or the officer

Two of our directors and our former CEO are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on those directors or officer, or enforce within the United States or Canada any judgments obtained against those directors or officer, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The U.S. Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors" as defined in Regulation D promulgated under the Securities Act of 1933, as amended. The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-

dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Item 2. Description of Property

After review of data provided by Evergreen, we initiated drilling and completion activity on Bourbon Arch acreage in northeast Kansas using alternative technologies. These alternative techniques increased average initial production rates by approximately 100 percent and cut cost by approximately 50 percent, and have resulted in our first gas sales and proved reserves.

Our current focus is on approximately 113,000 acre leasehold position located on the Bourbon Arch, primarily in Linn and Miami counties. We have 24 wells in four batteries producing gas across a 12 mile area. From east to west, these areas are named Jake (1 well), Lancaster (16 wells), Osawatomie (4 wells) , and Beagle (3 wells). We have a dominant acreage position and pipeline right-of-ways in and between these producing areas.

Developed property, Bourbon Arch

Lancaster battery: In 2005 we entered into sales agreements and committed funds necessary to establish sales from the 16 Lancaster wells. We completed the pipeline and associated processing facilities in early January 2006. We initiated continuous gas sales on February 21, 2006. We retained Sproule Associates to perform an external audit of our Lancaster project. As of December 31, 2005, Sproule Associates estimated we had net reserves and discounted future net cash flow of:

		Proved
	Developed			Total
	Producing	Non producing	Undeveloped	Proved
Net remaining reservers
Oil (stock tank barrels)	0	0	0	0
Gas (mcf)	284,781	0	762,177	1,046,878

Income
Future net cash flows	$983,371	$0	$1,269,911	$2,253,282
Future net cash flow
discounted at 10 percent	$838,441	$0	$447,662	1,316,103

Undeveloped property, Bourbon Arch

Jake battery: Jake is a one well battery. It is located three miles east of Lancaster and is the easternmost battery in the project area. It has been venting gas at the rate of approximately 40 Mcfgpd since August 2005. It currently shows evidence of only slight decline.

Osawatomie battery: Osawatomie is a four well battery drilled on 80 acre spacing by Evergreen approximately five miles southwest of Lancaster. It has been venting gas at the rate of approximately 50 Mcfgpd and continues to show increases in production.

Beagle battery: Beagle is a three well battery approximately four miles southwest of Osawatomie battery. Two of the three wells were drilled by Heartland as 80 acre offsets to the original Evergreen well. In aggregate, Beagle is producing gas at rates of approximately 120 Mcfgpd.

Undeveloped property, Forest City basin

Northern acreage: As of December 31, 2005, we had a total of 856,000 acres of undeveloped land under lease in eastern Kansas. Based on evaluation work done during 2005, CBM production from the Forest City basin acreage has been deemed uneconomic, although we retain valid leases on a substantial acreage position which expire between 2006 and 2012. We have identified areas for prospective, longer-term conventional oil and gas exploration and development.

Executive and field offices: Our executive offices are located at 1625 Broadway, Suite 1480, Denver, CO 80202. The office is approximately 2,500 square feet in size and was leased on November 1, 2004, expiring November 1, 2007, at a rate of $3,600 per month. We also have offices located at 200 Burrard Street, Suite 1925, Vancouver, British Columbia, Canada. These offices are approximately 2,935 square feet in size and are leased on an annual basis, expiring February 29, 2008, at an annual rent of approximately CDN$58,700. We also lease a field office located at 1610 Industrial Drive, Paola, Kansas. The office is approximately 2,500 square feet in size and is leased until July 31, 2006 at an annual rate of $11,705. Our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

Item 3. Legal Proceedings

Effective September 27, 2004, we entered into subscription agreements with 48 investors, whereby we issued a total of 23,260,909 shares of our common stock at a purchase price of $1.50 per share for total aggregate proceeds of $34,891,363. However, one subscriber, Concret GMBH, for 3,333,334 common shares, for proceeds of $5,000,000, failed to complete their purchase and provide the purchase price. In 2005, the 3,333,334 common shares were returned to treasury. In 2004 we filed a lawsuit against Concret to recover committed funds. Concret has not replied to our filing. The matter is still pending. However, we believe that Concret may no longer be in business. Accordingly we may not be able to recover such funds.

One or our wholly-owned subsidiaries entered into a joint venture agreement with the Far East International Petroleum Company (“FEIPCO”) on April 20, 2005, to establish a joint venture to drill, case and complete oil wells in the area known to the parties as West Qurnah and North Rumailia fields, Republic of Iraq. As part of the joint venture agreement, we provided approximately $4.1 million to FEIPCO and our then current Chief Executive Officer provided approximately $585,000 of his own money to the joint venture for initial construction cost. We have received correspondence from FEIPCO claiming that additional funds are owed as part of the joint venture. We are currently conducting a due diligence investigation of FEIPCO and the merits of these claims. We sent correspondence denying any liability to FEIPCO with respect to the claims asserted and will vigorously defend any arbitration or other legal action based upon such claims. To our knowledge, FEIPCO has not commenced a legal action. For additional information regarding FEIPCO see “Management's Discussion and Analysis of Financial Condition and Results of Operations” below.

We are not involved as a plaintiff in any other material proceedings or pending litigation. We know of no material, active or pending legal proceedings against us. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is traded on the National Association of Securities Dealers OTC Bulletin Board with the symbol “HOGC”. Our common stock sold for the below prices based on inter-dealer prices, without retail mark-up, mark-down or commission. The prices may not represent actual transactions.

OTC Bulletin Board
Quarter Ended	High	Low
December 31, 2005	$0.19	$0.17
September 30, 2005	$0.51	$0.48
June 30, 2005	$0.41	$0.37
March 31, 2005	$1.48	$1.41
December 31, 2004	$1.75	$1.62
September 30, 2004	$2.99	$2.48
June 30, 2004	$1.65	$1.47
March 31, 2004	$2.81	$2.70

 Our common shares are issued in registered form. Registrar and Transfer Company of 10 Commerce Drive, Cranford, New Jersey, USA 07016-9814 (Telephone: (800) 866-1340; Facsimile: (908) 497-2310) is the registrar and transfer agent for our common shares.

On March 13, 2005, the shareholders’ list of our common shares showed 137 registered shareholders and 46,737,013 shares outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Securities authorized for issuance under equity compensation plans.

As at December 31, 2005 we have three compensation plans in place, entitled 2001 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan, 2002 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan, Additional 2002 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan, 2004 Stock Option Plan and the 2005 Stock Option Plan, as amended. These plans have not been approved by our security holders.

Number of Securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for further issuance
4,805,000(1)	$0.87	5,495,000

(1) Total number of options granted pursuant to all five of our compensation plans as of December 31, 2005.

Item 6. Selected Financial Data.

	2005	2004	2003
Revenue	$ -	$ -	$-
Net(Loss)	$(41,575,015)	$(1,683,413)	(1,219,393)
Loss per common share	$ (.89)	$ (.06)	$ (.06)
Total assets	7,861,039	49,202,007	12,589,731
Total long-term obligations	671,140	562,619	--
Preferred stock	3,529	3,529	--
Total shareholder’s equity	$ 6,907,602	$47,864,078	$ 12,089,368

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to; those discussed below and elsewhere in this annual report, particularly in the section entitled “Item 1A. Risks Related To Our Business.”

Overview and Outlook

Heartland Oil and Gas Corporation is engaged in the exploration, development, production and sales of coalbed methane from its nearly 1 million acre eastern Kansas leasehold position. The acreage is located in two areas in northeast Kansas, primarily in Linn and Miami Counties: the Bourbon Arch, located on the northern edge of the Cherokee basin, and the Forest City Basin.

Corporate Strategy

Our objective. is to increase shareholder value by increasing the net asset value and maximizing the cash flow and earnings of our assets. We plan to achieve these goals by:
•	Growing reserves and production from existing Bourbon Arch assets,
•	Building economies of scale to reducing unit costs and enhance economics,
•	Increasing operational flexibility and controlling pace of development,
•	Increasing balance sheet strength and flexibility,
•	Building a portfolio of complementary oil and gas assets on the west coast, rocky mountains, mid-continent, and Appalachian regions,
•	Investing capital in an efficient, disciplined way to increase reserves and production

Notable Items in 2005:
•	Drilled and completed 10 wells on the Bourbon Arch with a 100% average production increase and 50% average reduction in drilling and completion costs,
•	Completed construction of a 5.5 mile gas transportation line from Lancaster to Enbridge tap,
•	Completed construction of Paola gas processing plant, including dehydration, carbon dioxide extraction,
•	Drilled a water disposal well and associated disposal facilities at Beagle,
•	Opened Corporate office in Denver, Colorado and relocated field office from Ottawa, Kansas, to Paola, Kansas,
•	Evaluated Forest City Basin acreage with geology, engineering, and production testing.

Capital Expenditures

We plan to spend approximately $15 million in 2006. These expenditures will be directed toward developing existing proved and probable reserves on the Bourbon Arch, constructing additional pipelines, and evaluating new project areas. For 2006, we plan to invest approximately $15 million, or 100% of the budget, in our Bourbon Arch assets. Approximately 90% of the capital budget is focused on attempting to convert probable and possible reserves into proved reserves.

We project 2006 capital program will allow us to create value by drilling 100 net wells and installing 14.5 miles of transportation lines and associated facilities necessary to support the drilling program and to hook up currently stranded gas, compared to the 2005 program in which we drilled 11 wells and installed 5.5 miles of pipeline and associated gas processing facilities. If successful, we believe we can achieve a 2006 exit rate of 3 to 4 gross MMcfgpd per day from the Bourbon Arch project. We have currently secured the necessary pipeline right of ways to achieve the 2006 program. We expect production to be 100% natural gas and anticipate funding our capital program from outside financing sources and internally generated cash flow. Successes may also encourage the initiation of additional discretionary projects.

We are trying to obtain adequate financing so we can develop our Bourbon Arch project into a nucleus for future growth. We cannot assure that we will be able to obtain such financing. Without it, we will have to significantly reduce the scope of our operations or cease operations.

Appraisal, Evaluation and Exploitation Activity

Since 2003, we have been active in assembling significant acreage positions which we believe are prospective for finding and developing commercial quantities of hydrocarbons.

Development Activity

Bourbon Arch
Lancaster battery: The Lancaster battery includes 16 producing wells, one disposal well, and associated production and water disposal facilities. The wells are drilled on 40 and 80 acre spacing. With the completion of the 5.5 mile gas gathering and processing plant in late 2005, we established production, proved reserves, and cash flow from our Lancaster battery. Lancaster is currently producing 350 thousand cubic feet of gas per day (“Mcfgpd”). We expect sales to exceed 260 Mcfgpd net of fuel gas, shrinkage, and carbon dioxide extraction.

The table below summarizes the well history at Lancaster:

	Operator
Lancaster Activity	Heartland	Evergreen Resources	Total
Drilled	7	9	16
Completed	10	6	16
Recompleted	6	3	9

Beagle, Jake and Osawatomie batteries: We are currently venting approximately 240 gross Mcfgpd from three other multi-well production batteries on the Bourbon Arch. Including Lancaster, each battery is separated by approximately three miles, and thus defines a potential project covering at least 12 miles along the Bourbon Arch. In August 2005 we drilled and completed two wells at Beagle and one well at Jake. We have monitored production rates of vented gas, and have accumulated continuous daily production data for over eight months. Initial rates of these wells ranged from 40 to 80 Mcfgpd, and are now venting gas at rates ranging from 35 to 70 Mcfgpd. We intend to put these three wells, along with five wells originally drilled and completed by Evergreen Resources (one at Beagle and four at Osawatomie) into production if we are able to access financing necessary to do so.

We plan to invest approximately $15 million on the Bourbon Arch. Of the $15 million, we expect $13 million will be directed toward a 100 well, 160 acre development drilling program targeting shallow (600 to 800 foot drill depth) Pennsylvanian reservoirs of the Cherokee and Marmaton Groups and $2 million will be invested in pipelines and infrastructure necessary to support development drilling and to hook up stranded gas from Jake, Beagle, and Osawatomie batteries.

See Item 1 Business for more information on Development Activity.

Results of Operations

The following overview provides a summary of key information concerning our financial results for 2005 and 2004.

2005	2004	2003
Revenue	$-	$-	$-
Expense
Exploration Expense	34,893,028	-	-
Impairment of Arabian Heartland	4,105,500	-	-
General and administrative, other	736,123	518,504	483,767
Salary and consulting fees	904,763	201,756	101,509

2005	2004	2003
Legal and accounting fees	295,598	222,117	203,423
Stock based compensation	618,539	766,069	455,375
Depreciation and accretion	141,754	67,235	3,221

Gross Operating (Loss)	(41,695,305)	(1,775,681)	(1,247,295)

Interest Income	120,290	92,268	27,902
Net (Loss)	$(41,575,015)	$(1,683,413)	$(1,219,393)

Comparison of 2005, 2004 and 2003

Exploration Expense:
In 2005 we recorded a total impairment of our oil and gas property of $34,893,028. This impairment was the result of the following items. In 2005 we recorded the expiration of certain leases for $73,917, and an impairment of $14,412,743 arising from the oil and gas leases we abandoned in the Forest City Basin in northeast Kansas. In 2005 we also recorded an impairment of $17,112,416 on exploration pilots in the northern part of our acreage, and two coalbed methane exploration pilots in the southern part of our acreage, all in northeast Kansas. We include the impairment losses in exploration expense.

We apply a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. With the ceiling test at December 31, 2005, we computed a charge against our oil and gas assets of $3,293,952, included in exploration expense.

Impairment:
In April 2005 we and Far East International Petroleum Corp. (FEIPCO), entered into a joint venture agreement (“JV”). Under the JV, the parties were to pursue contracts in Southern Iraq relating to drilling, production, and marketing of hydrocarbons, as well as procurement of oilfield services. The parties were to form an operating company called Arabian Heartland International Corp, through which joint venture opportunities were to be pursued.

We held a 35% interest in the venture. FEIPCO held 60% and Richard Coglon, our former CEO, held 5% (through an entity he controlled). Our board of directors approved each interest. In April 2005 we advanced $4,105,500 to FEIPCO, representing our 35 percent share of $10,730,000 camp construction and equipping cost, and $1,000,000 bid bond.

In September 2005 we received a notice from FEIPCO terminating the JV agreement. We cannot predict with any certainty the possibility of recovering funds. As a result, we have fully impaired the advances.

Other Expense
General and administrative expense for 2005 and 2004 was $736,123 and $518,504, respectively, an increase of $217,619. This increase was caused by to a full year of office expense for the Denver office and the Kansas field office, whereas in 2004 there were only partial year costs. General and administrative expense increased $34,736 for 2004 compared to 2003. This increase was caused by increased office rent from the opening of the Denver office and the acquisition of the Kansas field office lease from Evergreen Resources in the fourth 2004 quarter.

Salary and consulting fees were $904,763 and $201,756 for 2005 and 2004, respectively. The increase of $703,007 was a result of four full-time staff hired in the Denver office and land, engineering and geological services provided to evaluate and develop our oil and gas assets. In addition we accrued a $100,000 severance payment to our former president. Salary and management fees increased from $101,509 for 2003 to $201,756 for 2003 as a result of the inclusion of management fees to an officer for 2004. Management fees paid to two directors also increased 2004.

Legal and accounting fees were $295,598 and $222,117 for 2005 and 2004, respectively. The increase of $73,481 was primarily attributed to legal cost incurred for our joint venture with Far East International Petroleum Corp.

Stock based compensation was $618,539 and $766,069 for 2005 and 2004, respectively. The decrease of $147,530 occurred because we issued fewer shares to non-employees during 2005. Stock-based compensation was $455,375 for 2003. In 2004 we granted options for 1,880,000 shares compared to options for 100,000 shares in 2003.

Depreciation for 2005 and 2004 was $98,992 and $56,986, respectively, an increase of $42,006. This increase was due to additional furniture and equipment required for the Denver office and a full year of depreciation of the Kansas assets, compared to three months depreciation in 2004. Depreciation for 2003 was $3,221 The increase of $53,765 resulted from the acquisition of the Evergreen assets, including field trucks, office furniture and fixtures and salt water disposal facilities.

Accretion expense was $42,762 for 2005 compared to $10,249 for 2004. The increase of $32,513 was caused by the increased time factor of a full year’s accretion compared to three months accretion for 2004.

We have experienced recurring losses from operations. Our continuation is dependent upon a successful program of acquisition and exploration, and achieving a profitable level of operations. It is likely we will need additional financing for ongoing operations. We have raised additional capital through the equity offerings noted above. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining loans, assuming those loans would be available, would increase our liabilities and future cash commitments. We cannot assure that we will be able to obtain further funds we desire for our continuing operations or, if available, that funds can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we may be unable to conduct our operations as planned. In such event, we would have to scale down or perhaps even cease our operations.

Operation plan
For the next 12 months, we plan to sell gas from Lancaster, and seek financing necessary to initiate drilling operations and hook up currently venting wells at Jake, Beagle, and Osawatomie. Based on geological mapping, pipelines, and leasehold position, we have defined a 100 well drilling program on our acreage and have obtained substantially all of the pipeline right of ways required to build the gathering system to tie in both the 100 well program and the currently venting gas to existing sales lines and processing facilities.

We have no drilling obligations or commitments, and, except for regulatory requirements, all activity is discretionary. In addition, we are evaluating alternatives for resolving our dispute with Far East International Oil Company.

Liquidity and Capital Resources

We require additional funds to implement our growth strategy in our gas exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We may not be able to obtain such funds. If we are not able to do so we will have to significantly reduce the scope of our operations or cease operations entirely. This would result in substantial losses for our investors.

On January 13, 2004 we closed a private placement for the issuance and sale of 995,305 units at a purchase price of $3.20 per unit for total aggregate proceeds of $3,184,979. Each unit included one share of Series A Preferred Convertible Stock. The preferred shares have been converted into common shares.

As of December 31, 2005, we had working capital of $1,993,000. Over the next twelve months we intend to use all available funds to produce our Lancaster Prospect as shown below:

Estimated Expenditures During the Next Twelve Months
General and Administrative	$1,350,000
Oil and Gas
Plugging and reclamation of northern wells	400,000
New leases	50,000
New drilling	13,000,000
Gathering and Pipelines	2,000,000
Lease Operating Expense	1,350,000
Total	$18,150,000
The activities described above require additional capital. We may not be able to raise adequate capital. Should we not be able to do so, we will reduce the scope of our activities.

During the year ended December 31, 2005 we spent $3,686,232 on exploration and acquisition of our oil and gas property. $160,482 was acquisition cost and $3,525,750 was exploration cost. We also spent $1,106,703 on pipeline and processing facilities.

Our total liabilities at December 31, 2005 were $953,000, compared to $1,338,000 at December 31, 2004. The decreases occurred because we paid down our accounts payable from $765,000 as at December 31, 2004 to 282,000 at December 31, 2005.

We have no significant off-balance sheet arrangements.

Contractual Obligations
	Total	One Year	Three Years
Operating Lease Obligations	$ 326,138	$ 62,683	$ 263,455

We entered into management consulting agreements dated October 1, 2004, as amended, with a director for the payment of management fees of CN$ 7,500 per month for a term of two years and with Mr. Coglon, President for payment of $16,666 per month for a term of one year. Mr. Coglon’s agreement was terminated by his severance agreement dated December 31, 2005.

Critical Accounting Policies and Estimates

We are engaged in the exploration, development, acquisition and production of oil and gas. Our discussion of financial condition and results of operation is based upon the information reported in our financial statements. The preparation of these financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expense at the date of our financial statements. We base our decisions affecting the estimates we use on historical experience and various other sources that we believe are reasonable under the circumstances. Actual results may differ from the estimates we calculate due to changing business conditions or unexpected circumstances. Policies we believe are critical to understanding our business operations and results of operations are detailed below. Through December 31, 2005 we were a development stage company as defined by Statement 7, Accounting and Reporting by Development Stage Enterprises. For additional information on our significant accounting policies you should see Note 2 of our financial statements in Item 8 of this report.

Proved oil and gas reserves. Proved oil and gas reserves are the most important estimates for an exploration and production company because they affect the perceived value of our company, are used in comparative financial analysis ratios, and are used as the basis for the most significant accounting estimates in our financial statements which include the periodic calculations of depletion, depreciation and impairment for our proved oil and gas property. Proved reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. We determine future cash inflow and future production and development cost by applying benchmark prices and costs, including transportation, quality and basis differentials, in effect at the end of each period to the estimated quantities of oil and gas remaining to be produced as of the end of that period. We reduce expected cash flow to present value using a discount rate that depends upon the purpose for which the reserve estimates will be used. For example, the standardized measure calculation required by Statement 69, Disclosures about Oil and Gas Producing Activity, requires a ten percent discount rate to be applied. Although reserve estimates are inherently imprecise, and estimates of new discoveries and undeveloped locations are more imprecise than those of established proved producing oil and gas property, we make considerable effort to estimate our reserves, including the use of independent reserve engineering consultants. We expect that periodic reserve estimates will change in the future as additional information becomes available or as oil and gas prices and operating and capital costs change. We evaluate and estimate our oil and gas reserves at December 31 each year. We record changes in depletion, depreciation or impairment calculations caused by changes in reserves in the period that the reserve estimates change.

Full cost method of accounting. Generally accepted accounting principles provide for two alternative methods for the oil and gas industry to use in accounting for oil and gas producing activity. These two methods are generally known in our industry as the full cost method and the successful efforts method. Both methods are widely used. The methods are different enough that in many circumstances the same set of facts will provide materially different financial statement results within a given year. We have chosen the full cost method of accounting for our oil and gas producing activity, and a detailed description is included in Note 2 of our financial statements in this report.

Using the full cost method, we capitalize to the full cost pool all cost incurred with acquisition, exploration and development of oil and gas reserves, including cost such as leasehold acquisition cost, geological expenditures, tangible and intangible development cost including direct internal cost. Beginning at December 31, 2005, we have property with proven reserves. Beginning in 2006, as we earn revenue, capitalized cost, including estimated future cost to develop the reserves and estimated abandonment cost, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. If the future development of unproved properties is determined uneconomical the amount of such property is added to the capitalized cost to be amortized. The capitalized cost included in the full cost pool is subject to a “ceiling test”, which limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. The ceiling test calculation is dependent on the estimates used in the calculation of our proved reserves. As of December 31, 2005, a portion of our oil and gas property was unproved and was excluded from amortization.

Sales of proved and unproved property are accounted for as adjustments of capitalized cost with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized cost and proved reserves of oil and gas, in which case the gain or loss is recorded in the operations statement.

In periods prior to establishing proved reserves at December 31, 2005, we recorded an impairment charge on unproved property when we determined that the property would not be developed or the carrying value would not be realized. In the quarter ended September 30, 2005, we recorded a year-to-date impairment loss of $31,600,000 arising from the uneconomic CBM exploration pilots in the Forest City Basin acreage. At December 31, 2004, we concluded that none of our unproved oil and gas properties were impaired.

We account for sales of proved and unproved property as adjustments of capitalized cost with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized cost and proved reserves of oil and gas, in which case the gain or loss is recorded in the operations statement.

Asset retirement obligations. We record an estimated liability for future cost associated with plugging and reclaiming of our oil and gas properties at the end of the commercial life of each property. We base our estimate of the liability on our historical experience in plugging and reclaiming oil and gas property projected into the future based on our current understanding of federal and state regulatory requirements. Our present value calculations require us to estimate the economic lives of our properties, assume what future inflation rates apply to external estimates as well as determine what credit adjusted risk-free rate to use. The impact of these estimates on our operations statement appears in our depreciation, depletion and amortization calculations and occurs over the remaining life of our oil and gas property.

Stock-based compensation. We have historically accounted for stock-based compensation using the intrinsic value recognition and measurement principles detailed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation expense relating to stock options has been reflected in our expense as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. We currently use the Black-Scholes option valuation model to calculate required disclosures under SFAS No. 123, Accounting for Stock Based Compensation. We account for stock-based compensation issued to non-employees and consultants in accordance with the provisions of Statement 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 (“EITF 96-18”), Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services. As of January 1, 2006, we have adopted the provisions of Statement 123(R), Share-Based Payment. This statement requires us to record expense associated with the fair value of stock-based compensation. As a result of adoption of this statement, we expect to record compensation expense associated with unvested stock options totalling $354,955 recorded in future periods under the modified-prospective adoption method.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We conduct no hedging activity. We have no derivative contracts. We have no debt.

Item 8. Financial Statements and Supplementary Data.

The information required by this item begins at Page F-1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, December 31, 2005. We conducted this evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of December 31, 2005. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, we cannot assure that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 9B. Other Information.

None.

Part III

Item 10. Directors and Executive Officers of the Registrant

The information called for by Item 10 is incorporated by reference from information under the captions “Corporate Governance and Board Matters” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

Item 11. Executive Compensation

The information called for by Item 11 is incorporated by reference from information under the caption "Executive Compensation" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from information under the captions "Security Ownership of Directors and Management" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

Item 13. Certain Relationships and Related Transactions

The information called for by Item 13 is incorporated by reference from information under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

Item 14. Principal Accounting Fees and Services

The information called for by Item 14 is incorporated by reference from the information under the caption “Principal Accounting Fees and Services” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

Part IV

Item 15. Exhibits.

We file the following Exhibits with this Annual Report:

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws of Adriatic Holdings Ltd. (1)
3.3	Certificate of Amendment to Articles of Incorporation effective November 4, 2002 (2)
3.4	Certificate of Amendment to Articles of Incorporation effective December 10, 2003 (12)
3.5	Certificate of Designation for shares of Series A Convertible Preferred Stock, effective December 18, 2003 (9)
3.6	Certificate of Designation for shares of Series B Convertible Preferred Stock, effective October 1, 2004 (12)
4.1	2005 Stock Option Plan (13)
10.1	Form of Oil and Gas Lease (4)
10.2	Managing Dealers Agreement, dated June 19, 2003, between Heartland Oil and Gas Corp. and C.K. Cooper and Company, Inc. (5)
10.3	Managing Dealers Agreement, dated July 29, 2003 between Heartland Oil and Gas Corp. and C.K. Cooper and Company, Inc. (8)
10.4	Form of Subscription Agreement in connection with private placements on June 24 and June 30, 2003 (5)
10.5	Form of Subscription Agreement in connection with private placement on August 19, 2003 (6)
10.6	Consulting Agreement dated July 1, 2003, between Heartland Oil and Gas Corp. and Donald Sharpe (8)
10.7	Consulting Agreement dated July 1, 2003, between Heartland Oil and Gas Corp. and Richard Coglon (8)
10.8	Letter Agreement between Topeka-Atchison Gas & Illuminating LLC with Heartland Oil and Gas Inc., dated August 25, 2000 (8)
10.9	Form of Oil and Gas Lease with Option (7)
10.10	Form of Subscription Agreement in connection with private placement of Series A Preferred shares, dated September 24, 2003 (10)
10.11	Purchase and Sale Agreement between Heartland Oil and Gas Corp. and Evergreen Resources, Inc, dated effective September 27, 2004 (12)
10.12	Form of Securities Purchase Agreement in connection with private placement of Series B Preferred shares, dated October 1, 2004 (11)
10.13	Form of Subscription Agreement in connection with the private placement on September 27, 2004 (12)
10.14	Amended Consulting Agreement dated November 1, 2004 with Richard Coglon (13)
10.15	Amended Consulting Agreement dated November 1, 2004 with Donald Sharpe (13)
10.16	Joint Venture Agreement dated April 20, 2005 between Far East International Petroleum Company (14)
10.17	Agreement for Services dated July 19, 2005 with Robert Poley (15)
14.1	Code of Business Conduct and Ethics (10)
21.1	Heartland Oil and Gas Inc., a company incorporated pursuant to the laws of the State of Nevada
23.1	Consent of Staley, Okada & Partners, Independent Auditors *
24.1	Consent of Sproule and Associates *
31.1	Certification of Chief Executive Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended) *
31.2	Certification of Chief Financial Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended) *
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

* Filed herewith

#	This certification “accompanies” this Annual Report, is not deemed filed with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

(1)	Incorporated by reference to our Form SB-2 Registration Statement filed with the Securities and Exchange Commission on October 23, 2001.
(2)	Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2002.
(3)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 2, 2002.
(4)	Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2003.
(5)	Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission on July 28, 2003.
(6)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on August 21, 2003.
(7)	Incorporated by reference to our Form 10-KSB/A filed with the Securities and Exchange Commission on October 22, 2003.
(8)	Incorporated by reference to our Form SB-2 Registration Statement filed with the Securities and Exchange Commission on August 29, 2003, as amended.
(9)	Incorporated by reference to our Form SB-2 Registration Statement filed with the Securities and Exchange Commission on February 17, 2004.
(10)	Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2004, as amended on May 27, 2004.
(11)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 6, 2004.
(12)	Incorporated by reference to our Form SB-2 Registration Statement filed with the Securities and Exchange Commission on November 15, 2004.
(13)	Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2005.
(14)	Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2005.
(15)	Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2005.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Heartland has duly caused this report to be signed on its behalf by the undersigned authorized officer.

HEARTLAND OIL AND GAS CORP.

/s/ Philip S. Winner

March 31, 2006 Phillip S. Winner
President, Chief Executive Officer and Director

KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Phillip S. Winner and Robert L. Poley, and each of them, as his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution, for him or in his name, place, and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Heartland in the capacities indicated as of March 31, 2006.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Heartland and in the capacities and on the dates indicated.

/s/ Philip S. Winner

Philip S. Winner, Chief Executive Officer and Director
(Principal Executive Officer)
March 31, 2006

/s/ Robert L. Poley

Robert L. Poley, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
March 31, 2006

/s/ Donald Sharpe

Donald Sharpe, Director
March 31, 2006

/s/ John Martin

John Martin, Director
March 31, 2006

/s/ Todd Mackintosh

Todd Mackintosh, Director
March 31, 2006

Item 8. — Data.

Heartland Oil & Gas Corp.

December 31, 2005

Report of Independent Auditors	F-2

Balance Sheet	F-3

Operations Statement	F-4

Stockholders’ Equity Statement	F-5

Cash Flow Statement	F-6

Financial Statement Notes	F-7

Suite 400 - 889 West Pender Street Vancouver, BC Canada V6C 3B2 Tel 604 694-6070 Fax 604 585-8377 info@staleyokada.com www.staleyokada.com

    PART I  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Heartland Oil and Gas Corp.:

We have audited the accompanying consolidated balance sheets of Heartland Oil and Gas Corp. (An Exploration Stage Company) (the “Company”) as at 31 December 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years ended 31 December 2005, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at 31 December 2005 and 2004, and the results of its operations and its cash flows for each of the years ended 31 December 2005, 2004 and 2003, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is dependent upon financing to continue operations and has suffered recurring losses from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 1.  “Staley, Okada & Partners”

Vancouver, B.C.	STALEY, OKADA & PARTNERS
24 March 2006	CHARTERED ACCOUNTANTS

Heartland Oil & Gas Corp.
(An Exploration Stage Company)
Balance Sheet

	December 31, 2005	December 31, 2004
	(Audited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	$2,126,156	$13,081,221
Prepaid expense	145,658	332,021
Other current assets	3,849	762

Total current assets	2,275,663	13,414,004

Oil and Gas Property, unproved (Note 3)	1,776,322	34,299,134

Oil and Gas Properties using full cost accounting, subject to depletion	1,316,102	-

Pipeline and Facilities (Note 3)	2,332,155	1,260,279

Advances to Arabian Heartland International Corp. (Note 4 )	4,105,500	-

Impairment of Arabian Heartland International Corp. advances	(4,105,500)	-

Property and Equipment (Note 5)	160,797	228,590

Total Assets	$7,861,039	$49,202,007

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$282,297	$764,790
Due to related parties (Note 6)	-	10,520

Total current liabilities	282,297	775,310

Long-Term Debt
Asset retirement obligations (Note 7)	671,140	562,619

Stockholders’ Equity

Preferred stock - $0.001 par value, 5,000,000 shares authorized, 3,529,412 shares issued and outstanding	3,529	3,529
Common stock - $0.001 par value, 100,000,000 shares authorized, 46,737,013 shares issued and outstanding (Note 6) (December 31, 2004- 50,070,347 shares issued, 46,737,013 shares outstanding)	46,737	46,737
Additional paid-in capital	51,817,302	51,198,763
Deficit accumulated during the exploration stage	(44,959,966)	(3,384,951)

	6,907,602	47,864,078

Total Liabilities And Stockholders’ Equity	$7,861,039	$49,202,007

See accompanying notes.

Heartland Oil & Gas Corp.
(An Exploration Stage Company)
Operations Statement

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003	Period from Inception (August 11, 2000) Through December 31, 2005

Revenue	$-	$-	$-	$-

Expense

Exploration expense	34,893,028			34,893,028
Impairment loss Arabian Heartland Intl.	4,105,500			4,105,500
General and administrative	2,696,777	1,775,681	1,247,295	6,203,253

Total operating expense	41,695,305	1,775,681	1,247,295	45,201,781

Loss From Operations	(41,695,305)	(1,775,681)	(1,247,295)	(45,201,781)

Other Income (Expense)
Interest income	120,290	92,268	27,902	241,815
Interest expense	-	-	-	-

Net Loss	$(41,575,015)	$(1,683,413)	$(1,219,393)	$(44,959,966)

Basic And Diluted Net Loss Per Common Share	$(0.89)	(.06)	(.06)

Basic And Diluted Weighted Average Number of Common Shares Outstanding	46,737,013	30,168,000	21,752,000

See accompanying notes.

Heartland Oil & Gas Corp.
(An Exploration Stage Company)
Stockholders’ Equity Statement From Inception (August 11, 2000) To December 31, 2005

	Number of Preferred Shares	Preferred Stock Amount	Number of Common Shares	Common Stock Amount	Additional Paid-in Capital	Stock Subscriptions Receivable	Deficit Accumulated During the Exploration Stage
Inception, August 11, 2000	—	$—	—	$—	$—	$—	$—

Common stock issued at $0.005 per share	—	—	10,000,000	10,000	40,000	—	—
Common stock issued at $0.35 per share	—	—	1,332,429	1,332	465,018	—	—
Net loss	—	—	—	—		—	(10,004)

Balance, December 31, 2000	—	—	11,332,429	11,332	505,018	—	(10,004)

Net loss	—	—	—	—	—	—	(43,587)

Balance, December 31, 2001	—	—	11,332,429	11,332	505,018	—	(53,591)

Common stock issued at $0.50 per share	—	—	880,000	880	439,120	—	—
Recapitalization	—	—	7,090,000	7,090	402,313	—	—
Common stock issued at $1.40 per share	—	—	280,000	280	391,720	—	—
Issuance of stock warrants as compensation	—	—	—	—	219,600	—	—
Net loss	—	—	—	—	—	—	(428,554)

Balance, December 31, 2002	—	—	19,582,429	19,582	1,957,771	—	(482,145)

Common stock issued at $1.40 per share	—	—	720,000	720	1,007,280	—	—
Exercise of options at $0.50 per share	—	—	70,000	70	34,930	—	—
Conversion of debentures at $2.00	—	—	121,345	121	242,569	—	—
Conversion of debentures at $1.00	—	—	450,016	450	449,566	—	—
Common stock issued at $2.82 per share	—	—	602,835	603	1,699,395	—	—
Common stock issued at $3.20 per share	—	—	2,754,695	2,755	8,812,268	—	—
Issuance of stock options as compensation	—	—	—	—	455,375	—	—
Less: share issue costs	—	—	—	—	(892,549)	—	—
Net loss	—	—	—	—	—	—	(1,219,393)

Balance, December 31, 2003	—	—	24,301,320	24,301	13,766,605	—	(1,701,538)

Common stock issued at $0.35 per share	—	—	30,000	30	10,470	—	—
Common stock issued at $0.50 per share	—	—	100,000	100	49,900	—	—
Common stock issued at $1.50 per share	—	—	23,260,909	23,261	34,868,104	(5,000,000)	—
Cancellation of stock subscription (Note 7)	—	—	(3,333,334)	(3,333)	(4,996,667)	5,000,000	—
Issuance of stock options as compensation	—	—	—	—	766,069	—	—
Preferred stock issued at $3.20 per share	995,305	995			3,183,981	—	—
Preferred stock converted to common stock	(995,305)	(995)	2,378,118	2,378	(1,383)	—	—
Preferred stock issued at $1.70 per share	3,529,412	3,529	—	—	5,996,471	—	—
Less: share issue costs	—	—	—	—	(2,444,787)	—	—
Net loss	—	—	—	—	—	—	(1,683,413)
Balance, December 31, 2004	3,529,412	$3,529	46,737,013	$46,737	$51,198,763	$—	$(3,384,951)

Issuance of stock options as compensation	—	—	—	—	618,539	—	—
Net loss	—	—	—	—	—	—	(41,575,015)

Balance, December 31, 2005	3,529,412	$3,529	46,737,013	$46,737	$51,817,302	$—	$(44,959,966)

See accompanying notes.

Heartland Oil & Gas Corp.
(An Exploration Stage Company)
Cash Flow Statement

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003	Period from Inception August 11,2000 Through December 31, 2005

Cash Flow Used In Operating Activity

Net loss	$(41,575,015)	$(1,683,413)	$(1,219,393)	$(44,959,966)
Adjustments to reconcile net loss to net cash used in operating activity:
Accretion expense	42,762	10,249	0	53,011
Accrued interest on convertible debentures	-	-	22,308	49,061
Stock - based compensation	618,539	766,069	455,375	2,059,583
Depreciation and amortization	98,992	56,986	3,571	159,608
Exploration expense (non-cash)	34,893,028	-	-	34,893,028
Impairment loss on Arabian Heartland International	4,105,500			4,105,500
Decrease (increase) in other assets	(3,087)	(762)	-	(3,849)
Decrease (increase) in prepaid expense	186,364	(305,010)	(22,670)	(145,632)
(Decrease) increase in accounts payable and accrued liabilities	(482,493)	271,454	429,080	511,743

Net cash used in operating activity	(2,115,410)	(884,427)	(331,729)	(3,277,913)

Cash Flow Used In Investing Activity

Purchase of property and equipment	(19,285)	(230,711)	(16,605)	(269,701)
Acquisition and exploration of oil and gas property	(4,704,350)	(30,778,662)	(2,117,087)	(39,750,183)
Advances to Arabian Heartland International Corp.	(4,105,500)	-	-	(4,105,500)

Net cash used in investing activity	(8,829,135)	(31,009,373)	(2,133,692)	(44,125,384)

Cash Flow From Financing Activity

Increase (decrease) in due to related parties	(10,520)	3,463	(7,051)	221,480
Cash received on recapitalization	-	-	-	15,896
Proceeds from issuance of common stock, net of offering cost	-	27,764,186	10,665,471	39,778,007
Proceeds from issuance of preferred stock, net of offering cost	-	8,927,898		8,927,868
Proceeds from long-term debt	-	-	-	586,202

Net cash (used in) provided by financing activity	(10,520)	36,695,547	10,658,420	49,529,453

Net (Decrease) Increase in Cash	(10,955,065)	4,801,747	8,192,999	2,126,156

Cash, beginning of period	13,081,221	8,279,474	86,475	-

Cash, end of period	$2,126,156	$13,081,221	$8,279,474	$2,126,156

See accompanying notes.

Heartland Oil & Gas Corp.
Financial Statement Notes

Note 1 - Organization, Operations and Significant Accounting Policies

Organization
Heartland Oil and Gas Corp. was incorporated in the State of Nevada on August 11, 2000. Our principal business is exploration and development of oil and gas property in the United States to determine whether they contain economically recoverable resources. Through December 31, 2005, we were in the exploration stage and had not generated significant revenue from our operations.

The accompanying consolidated financial statements include the accounts of Heartland Oil and Gas Corp. and its wholly owned entities. We have eliminated all significant intercompany balances and transactions in consolidation.

We have incurred recurring losses from operations and have accumulated a deficit of $44,959,966 since inception. At December 31, 2005 we have working capital of $1,993,300. Since inception, we have funded operations through the issuance of capital stock and debt. We plan to continue raising additional funds through future equity or debt financing until we achieve profitable operations.

Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Foreign Currency Translation
Our functional currency is the U.S. dollar. We translate the financial statements to U.S. dollars in accordance with Statement 52 of the Financial Accounting Standards Board (FASB), Foreign Currency Translation. We translate monetary assets and liabilities denominated in foreign currencies using the exchange rate prevailing at the balance sheet date. We include gains and losses arising on translation or settlement of foreign-currency-denominated transactions or balances in the determination of income. Our primary foreign currency transactions are in Canadian dollars. We have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Basic and Diluted Net Income (Loss) Per Share
We compute net income (loss) per share in accordance with FASB Statement 128, Earnings per Share. Statement 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. We compute basic EPS by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, we use the average stock price for the period in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive.

Oil and Gas Property
We utilize the full cost method to account for our oil and gas property. Accordingly, we capitalize all costs associated with acquisition, exploration and development of oil and gas reserves, including such cost as leasehold acquisition cost, capitalized interest cost relating to unproved property, geological expenditures, tangible and intangible development cost including direct internal cost to the full cost pool. As of December 31, 2005, we had proved reserves of $1,316,102. When we receive revenue from production, we will deplete the capitalized cost, including estimated future cost to develop the reserves and estimated abandonment cost, net of salvage, on the units-of-production method using estimates of proved reserves. We do not amortize cost of unproved property and major development projects including capitalized interest, if any, until the property begins to produce. If we determine the future exploration of unproved property to be uneconomical, we add the amount of such property to the capitalized cost to be amortized. In 2005 we recorded an impairment arising from the expiration of certain leases of $73,917, and an impairment of $14,412,743 arising from the oil and gas leases we abandoned in the Forest City Basin in northeast Kansas. In 2005 we also recorded an impairment of $17,112,416 on exploration pilots in the northern part of our acreage, and two coalbed methane exploration pilots in the southern part of our acreage, all in northeast Kansas. We include the impairment losses in exploration expense. We recorded the impairments as of September 30, 2005. In the first nine months of 2005 we conducted extensive evaluations of the properties which we impaired as of September 30, 2005. In the third 2005 quarter we concluded that we should not expend additional funds evaluating the properties, and we offered the properties for sale through an oil and gas lease broker. Prior to completion of our September 30, 2005 financial statements the lease broker advised us that he had been unable to obtain offers to purchase any of the properties. Accordingly we recorded the impairments.

Heartland Oil & Gas Corp.
Financial Statement Notes

We apply a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. Specifically, we compute the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of property not being amortized; plus (C) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property.

For unproven property we exclude from capitalized cost subject to depletion all cost directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, we assess the property at least annually to ascertain whether impairment has occurred. In assessing impairment we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. We add the amount of impairment assessed to the cost to be amortized subject to the ceiling test.

With the ceiling test at December 31, 2005, we computed a charge against our oil and gas property of $3,293,952, included in exploration expense.

We account for sales of proved and unproved property as adjustments of capitalized cost with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized cost and proved reserves of oil and gas, in which case we record the gain or loss in the operations statement.

Property and Equipment
Property and equipment includes office furniture & equipment and gathering and surface facilities. We record property and equipment at cost. We provide depreciation for office furniture & equipment on a straight line basis at annual rates ranging from 20 percent to 50 percent per annum, and for gathering and surface facilities on a straight-line basis over 20 years.

Long-Lived Assets
In accordance with FASB Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review the carrying value of intangible assets and other long-lived assets on a regular basis for the existence of facts or circumstances that may suggest impairment. We recognize impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. We measure impairment losses, if any, as the excess of the carrying amount of the asset over its estimated fair value.

Income Tax
We account for income tax in accordance with FASB Statement 109, Accounting for Income Taxes. Under the asset and liability method of Statement 109, we record deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure Deferred tax assets and liabilities using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. we believe that the estimates we utilize in preparing the financial statements are prudent and reasonable. Actual results may differ from these estimates.

Financial Instruments and Concentration of Credit Risk
We carry substantially all of our assets and liabilities at fair value or contracted amounts that approximate fair value. We make estimates of fair value at a specific point in time, based on relative market information and information about the financial instrument, specifically, the value of the underlying financial instrument. Assets that we record at fair value are primarily cash and other assets, which we carry at contracted amounts that approximate fair value. Our liabilities consist of

Heartland Oil & Gas Corp.
Financial Statement Notes

 short term liabilities we record at contracted amounts that approximate fair value. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash in excess of the federally insured amount of $100,000. To date, we have not incurred a loss relating to this concentration of credit risk.

Stock-Based Compensation
We account for stock-based compensation to employees and directors using Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. We have adopted the disclosure-only provisions of FASB Statement 123, Accounting for Stock-Based Compensation. Accordingly, we measure compensation cost for stock options at intrinsic value, which is the excess, if any, of the quoted market price of our common stock at the date of the grant over the amount an employee is required to pay for the stock.

We account for stock-based compensation issued to non-employees and consultants in accordance with the provisions of Statement 123 and the consensus of the Emerging Issues Task Force (EITF) of the FASB in Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services. Under our Amended 2005 Stock Option Plan, we may grant up to a maximum of 4,000,000 shares of common stock to key employees and consultants. The options granted under the plan vest over four years except as stated otherwise in the individual grants, and are for a term not exceeding 10 years. In addition, under our 2004 Stock Option Plan, up to a maximum of 2,000,000 shares of common stock were available for grant.

We expense the fair value of options granted to non-employees and disclose the proforma fair value of options granted to employees, officers and directors.

Had we measured compensation cost based on the fair value of the options at the grant date for the years ended December 31, 2005, 2004 and 2003 consistent with the method prescribed by Statement 123, we would have increased our net loss and loss per common share to the pro forma amounts indicated below:
	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003

Net loss, as reported	$(41,575,015)	$(1,683,413)	$(1,219,393)

Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	618,539	766,069	455,375

Deduct: Total stock-based employee compensation expense deter- mined under fair-value-based method for all awards, net of related tax effects	(1,402,458)	(1,753,970)	(550,456)
Pro forma net loss	$(42,357,924)	$(2,671,314)	$(1,314,474)

Loss per share:
Basic and diluted earnings (loss) per common share
As reported	$ (0.89)	$ (0.06)	$ (0.06)
Pro forma	$ (0.91)	$ (0.09)	$ (0.06)

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

Heartland Oil & Gas Corp.
Financial Statement Notes

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment, which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. Statement 123(R) is effective for all interim periods beginning after December 15, 2005. The discussion above in the “Stock-based Compensation” section of this note shows the approximate impact of this standard on our financial condition and results of operations.

In December 2004, the FASB issued Statement 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions. Statement 153 requires that exchanges of non-monetary assets be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. Statement 153 will be effective for fiscal periods beginning after June 15, 2005. We believe that the adoption of this standard will have no material impact on our financial condition or results of operations.

Reclassifications
We have reclassified certain data in the financial statements of the prior periods to conform to the current period presentation.

Note 2 - Going Concern

We have incurred significant losses since inception and have had no revenue from inception to December 31, 2005. Until 2006 we have not sold any hydrocarbons. As of December 31, 2005, we have limited financial resources. Our continuation is dependent upon our ability to raise additional capital, to exploit our mineral holdings, and to generate sufficient revenue from our planned operations to enable us to attain and maintain profitable operations. We received revenue for the first time in 2006.

The issuance of additional equity securities by us could result in significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

We cannot assure that we will be able to obtain further funds required for our continued operations, that additional financing will be available to us when needed or, if available, that we can obtain it on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be unable to conduct our operations as planned, and we may not be able to meet our other obligations as they become due. In such event, we would be forced to scale down or perhaps even cease our operations.

Note 3 - Oil and Gas Property

Oil and Gas Property, Unproved

The total cost incurred and excluded from depletion is summarized as:

	Acquisition Cost	Exploration Cost	Impairment	Total

Cost incurred during periods ended:
December 31, 2005	$160,482	$2,209,734	$(34,893,028)	$(32,522,812)
December 31, 2004	21,927,100	8,104,863	-	30,031,963
December 31, 2003	839,081	1,278,006	-	2,117,087
December 31, 2002	917,003	-	-	917,003
December 31, 2001	506,253	591,875	-	1,098,128
December 31, 2000	110,000	24,953	-	134,953

Totals	$24,459,919	$12,209,431	$(34,893,028)	$1,776,322

Heartland Oil & Gas Corp.
Financial Statement Notes

Undeveloped property, Bourbon Arch, Northeast Kansas

The current status of our significant property excluded from depletion is below. If we are able to raise sufficient funding, we anticipate a development program in 2006 of as much as $15 million to develop the property

Jake battery: Jake is a one well battery. It is located three miles east of Lancaster and is the easternmost battery in the project area. It has been venting gas at the rate of approximately 40 Mcfgpd since August 2005. It currently shows evidence of only slight decline.

Osawatomie battery: Osawatomie is a four well battery drilled on 80 acre spacing by Evergreen approximately five miles southwest of Lancaster. It has been venting gas at the rate of approximately 50 Mcfgpd and continues to show increases in production.

Beagle battery: Beagle is a three well battery approximately four miles southwest of Osawatomie battery. Two of the three wells were drilled by Heartland as 80 acre offsets to the original Evergreen well. In aggregate, Beagle is producing gas at rates of approximately 120 Mcfgpd.

Undeveloped property, Forest City Basin, Northeast Kansas

Northern acreage: As of December 31, 2005, we had a total of 856,000 acres of undeveloped land under lease in eastern Kansas. Based on evaluation work done during 2005, CBM production from the Forest City basin acreage has been deemed uneconomic, although we retain valid leases on a substantial acreage position which expire between 2006 and 2012. We have identified areas for prospective, longer-term conventional oil and gas exploration and development.

Oil and Gas Property, Proved

In 2005 we entered into sales agreements and committed funds necessary to establish sales from the 16 Lancaster wells. At December 31, 2005 we had $1,316,106 of proved oil and gas properties which will be subject to depletion once our sales commence in 2006. We initiated continuous gas sales on February 21, 2006. We retained Sproule Associates to perform an external audit of our Lancaster project and there is further discussion on the reserves in Note 14.

Pipeline and Marketing

In July 2005 we signed contracts to initiate gas sales from our Lancaster coalbed methane battery located near Paola, Kansas. The agreement is with a subsidiary of Enbridge Energy Partners, L.P. to provide for construction of a pipeline tap into a gas transportation line and for gas marketing services. While the gas price is variable, we expect to realize a wellhead price approximating 75 percent of NYMEX price or mid-continent gas posting. We have competed construction of the pipeline. We began selling methane from our Lancaster battery in February, 2006.

Costs associated with our pipeline and facilities are:

	Costs	Accumulated Amortization	December 31, 2005 Net Carrying Value	December 31, 2004 Net Carrying Value

Pipeline and Processing Facilities (1)	$1,106,703		$$1,106,703	$-
Salt Water Disposal Systems	1,299,069	73,617	1,225,452	1,260,279
	$2,405,772	$73,617	$2,332,155	$1,260,279

(1) The pipeline and processing facilities were not completed and functional as of December 31, 2005, consequently no depreciation was taken. They will be depreciated beginning in 2006.

Heartland Oil & Gas Corp.
Financial Statement Notes

Note 4.  Advances to Arabian Heartland.

In April 2005 we and Far East International Petroleum Corp. (FEIPCO), entered into a joint venture agreement (“JV”). Under the JV, the parties were to pursue contracts in Southern Iraq relating to drilling, production, and marketing of hydrocarbons, as well as procurement of oilfield services. The parties were to form an operating company called Arabian Heartland International Corp, through which joint venture opportunities were to be pursued.

We held a 35% interest in the venture. FEIPCO held 60% and Richard Coglon, our former CEO, held 5% (through an entity he controlled). Our board of directors approved each interest. In April 2005 we advanced $4,105,500 to FEIPCO, representing our 35 percent share of $10,730,000 camp construction and equipping cost, and $1,000,000 bid bond.

In September 2005 we received a notice from FEIPCO terminating the JV agreement and claiming that additional funds are owed as part of the joint venture. We are currently conducting a due diligence investigation of FEIPCO and the merits of these claims. We sent correspondence denying any liability to FEIPCO with respect to the claims asserted and will vigorously defend any arbitration or other legal action based upon such claims. To our knowledge, FEIPCO has not commenced a legal action. As of March 24, 2006 we are unable to determine that an outcome either favorable or unfavorable to us is either probable or remote. In addition, we are unable to determine the status of our investment in Iraq. As a result, we have fully impaired the investment and advances to the joint venture.

Note 5 - Property and Equipment

	Cost	Accumulated Depreciation	December 31, 2005 Net Carrying Value	December 31, 2004 Net Carrying Value

Office furniture and equipment	$246,781	$85,984	$160,797	$228,590

Note 6 - Related Party Transactions

The amount due to related parties represented non-interest bearing expense reimbursements to directors and officers, which were subsequently paid.

We entered into management consulting agreements dated October 1, 2004, as amended, with a director for the payment of management fees of $7,500 per month, for a term of two years, and with our former CEO for the payment of $16,666 per month, for a term of one year.

During the year ended December 31, 2005, we incurred $391,203 (2004 - $187,731) in management and consulting fees to our directors and officers. The $391,203 includes $100,000 paid or accrued to our CEO as part of a termination package.

Note 7 - Asset Retirement Obligations
	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004
Beginning asset retirement obligations	$562,619	$-
Additions related to new property	-	276,953
Liabilities incurred	65,758	275,417
Accretion	42,763	10,249

Total asset retirement obligations	$671,140	$562,619

Note 8 - Preferred Stock

In 2005 we had no preferred stock transactions. During 2004 the following transactions occurred:

Heartland Oil & Gas Corp.
Financial Statement Notes

During 2004 the following transactions occurred:

•
In January 2004, we completed the sale of 995,305 units at $3.20 per unit for proceeds of $3,184,976, before issue cost. Each unit consisted of one share of Series A Convertible Preferred Shares. The preferred shares have certain liquidation preferences and participation rights in future equity financings.

- The holder of a preferred share can redeem the preferred shares under certain circumstances. Management has determined that the circumstances that could trigger redemption at the holder’s option are remote and effectively within our control, consequently there is no mandatory redemption feature.
- We can redeem the preferred shares up to 12 months, 24 months and thereafter for 112%, 124% and 136% of the conversion price of $3.20.
- The holders of the preferred shares can convert their preferred shares into common shares at any time on a 1 to 1 basis.
- We may require the holder of a series A preferred share to convert their preferred share into a common share at any time following
-	at least 18 months from the issuance date and
-	at any time that our shares have traded at or above 200% of the conversion price of $3.20 for 10 consecutive days.
-
On October 1, 2004, the holders of 995,305 Series A stock converted their shares into 2,378,118 shares of common stock for no additional consideration to us. At December 31, 2004, there are no Series A stock outstanding.

•
In September 2004, we completed the sale of 3,529,412 shares of Series B Convertible Preferred Stock at $1.70 per share for proceeds of $6,000,000, before issue cost. The preferred shares have certain liquidation preferences and participation rights in future equity financings.

-
The holder of a preferred share can redeem the preferred shares under certain circumstances. Management has determined that the circumstances that could trigger redemption at the holder’s option are remote and effectively within the control of the Company, consequently there is no mandatory redemption feature.

-	The Company can redeem the preferred shares up to 12 months, 24 months and thereafter for 112%, 124% and 136% of the conversion price of $1.70.
-	The holders of the preferred shares can convert their preferred shares into common shares at any time on a 1 to 1 basis.
-	The company may require the holder of a series A preferred share to convert their preferred share into a common share at any time following
-	At least 18 months from the issuance date and
-	at any time that the Company shares have traded at or above 200% of the conversion price of $1.70 for 10 consecutive days.

Note 9 - Common Stock

In 2005 we had no common stock transactions. During 2004 the following transactions occurred:

•
On September 30, 2004, we completed the sale of 23,260,909 shares of common stock at $1.50 per share for proceeds of $34,891,365, before issue cost. However, one subscriber for 3,333,334 common shares for proceeds of $5,000,000 failed to complete their purchase and did not remit the purchase price. In 2005 we cancelled these unpaid shares. Accordingly, the previous $5,000,000 stock subscription has been reversed as at December 31, 2004, and the 3,333,334 shares of common stock have been excluded from total common shares outstanding. In 2004 we filed a lawsuit against the subscriber to recover committed funds. However, we believe that the subscriber is no longer in business, it is unlikely we will recover the funds.

•
During 2004 we issued 100,000 shares of common stock at $0.50 per share for proceeds of $50,000 and 30,000 shares of common stock at $0.35 per share for proceeds of $10,500 from the exercise of stock options.

During 2003 the following transactions occurred:

•
In March 2003, the Company sold 690,000 units at $1.40 for proceeds of $966,000. Each unit consisted of one share of common stock and one common stock purchase warrant, exercisable at a price of $1.75 per share until August 31, 2004. We relied on the provisions of Regulation S promulgated under the Securities Act of 1933, for the issuance of the shares.

•	In May 2003, we sold 30,000 units at $1.40 for proceeds of $42,000. This sale included the “Regulation S” private placement of 1,000,000 units at $1.40 per unit.

•
We issued 121,345 units at a price of $2.00 for the conversion of $242,690 (including interest of $20,242) outstanding on a convertible debenture. Each unit consisted of one share of common stock and one common stock purchase warrant, exercisable at $2.00 per share expiring on December 31, 2004.

•
We issued 602,836 units at $2.82 per unit for proceeds of approximately $1,700,000 from a private placement. Each unit consisted of one share of common stock and one-half share purchase warrant exercisable at $3.38 per warrant expiring on June 24, 2006.

•
The holder of a convertible debenture for $450,016 (including interest of $15,016) converted the debenture into 450,016 units at a price of $1.00 per unit on June 30, 2003. Each unit consisted of one share of common stock and one common stock purchase warrant, exercisable at $1.00 per share expiring on December 31, 2004.

•
In August 2003, we issued 2,754,695 units at $3.20 per unit for proceeds of $8,815,024 pursuant to a private placement. Each unit consisted of one share of common stock and one-half share purchase warrant exercisable at $3.84 per warrant expiring on August 19, 2006.

•	During the year ended December 31, 2003 we issued 70,000 shares at $0.50 per share for proceeds of $35,000 from the exercise of stock options.

Note 10 - Stock Options

Heartland Oil & Gas Corp.
Financial Statement Notes

A summary of the changes in our common share purchase options is below:

	December 31, 2005		December 31, 2004
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Balance, beginning of year	2,950,000	$1.25	1,200,000	$0.50
Granted	3,025,000	$.40	1,880,000	$1.67
Exercised			(130,000)	($ 0.47)
Forfeited / Expired	(1,170,000)	($.63)	-	-

Balance, end of year	4,805,000	($.87)	2,950,000	$1.25

Additional information regarding options outstanding at December 31, 2005 is:

	Outstanding .			Exercisable .
	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Vested Number of shares	Exercise prices

$ 0.00 - $ 1.00	3,075,000	8.03	$ 0.40	2,020,000	$ 0.40
$ 1.01 - $ 2.00	1,730,000	3.95	$ 1.69	1,130,000	$ 1.68

	4,805,000	6.56	$ 0.87	3,150,000	$ 0.86

Note 11 - Supplemental Disclosure for Non-cash Investing and Financing Activities

	Year Ended December 31, 2005	Year Ended December 31, 2004	Period from Inception (Aug. 11, 2000) Thru December 31, 2005

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Note payable converted to convertible debenture	$-	$-	$201,510

Advances received on long-term debt relieved upon reverse acquisition	$-	$-	$586,202

Conversion of convertible debentures including interest to common stock	$-	$-	$692,706

a)  In a prior year we acquired 72 percent of the capital stock of Adriatic Holdings Limited for 100 percent of the capital of Heartland Oil & Gas, Inc. in a reverse acquisition. In connection with the reverse acquisition, we assumed the following liabilities:

Fair Value	$454,401
Cash acquired	(15,896)

Liabilities assumed	$438,505

b) On October 1, 2004, we issued 2,378,118 shares of common stock for the conversion of 995,305 shares of Series A Convertible Preferred Stock.

Note 12- Commitments

We lease facilities in Paola, Kansas; Denver, Colorado; and Vancouver, British Columbia, Canada. The leases expire in October 2005, October 2007 and February 2008, respectively. Future minimum lease payments are:

Heartland Oil & Gas Corp.
Financial Statement Notes
2006	176,706
2007	120,719
2008	19,183
$316,608

We entered into management consulting agreements dated October 1, 2004, as amended, with a director for the payment of management fees of $7,500 CN per month for a term of two years and with Mr. Coglon, President for payment of $16,666 per month for a term of one year. Mr Coglon’s agreement was terminated by his severance agreement dated December 31, 2005.

Note 13 - Income Tax

At December 31, 2005, we had approximately $14,550,000 in pretax US federal and state net operating loss carryforwards, expiring through 2025. We incurred portions of such net operating loss carryforwards prior to September 17, 2002, our reverse acquisition date. As such, we anticipate limitations to the use of these carryforwards under Internal Revenue Code Section 382. We provide for deferred tax arising from temporary differences in the book and tax carrying amounts of assets and liabilities. Temporary differences arise primarily from differences in reporting stock-based compensation and intangible drilling and completion cost. We have fully reserved the deferred tax assets that arise from such operating loss carryforwards and temporary differences of approximately $6,382,000 and $3,510,000 at December 31, 2005 and 2004, respectively, in the accompanying financial statements as follows. For 2005 and 2004, the valuation allowance established against the deferred tax assets increased by $2,650,000 and $2,490,000, respectively.

	December 31, 2005	December 31, 2004

Net operating loss deduction	$5,600,000	$2,950,000

Stock-based compensation	560,000	560,000

Total Deferred Tax Asset	6,160,000	3,510,000

Valuation Allowance	(6,160,000)	(3,510,000)

Net Deferred Tax Asset	$-	$-

Reconciliation of the differences between the statutory tax rate and the effective tax rate is:

	December 31, 2005	December 31, 2004

Federal statutory tax rate	34.0%	34.0%

State Tax Rate	4.5%	4.5%

Effective Tax Rate	38.5%	38.5%

Valuation Allowance	(38.5%)	(38.5%)

Net Effective Tax Rate	-	-

14. Unaudited Oil and Gas Reserve Information.

At December 31, 2005, the estimated oil and gas reserves presented herein were derived from reports prepared by Sproule & Associates, Inc., an independent petroleum engineering firm. The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available, and these changes could be material.

Heartland Oil & Gas Corp.
Financial Statement Notes

The properties included in the oil and gas reserve estimates presented below were connected to Heartland Gas Gathering in February, 2006. There were no sales in the year ended December 31, 2005.

Proved oil and gas reserves are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are reserves expected to be recovered through existing wells with existing equipment and operating methods.

Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled.

Estimated Oil and Gas Reserve Quantities.

Estimated quantities of proved developed and proved undeveloped reserves (all of which are located within the United States), as well as the changes in proved developed reserves during the periods indicated, are presented in the following two tables:

Proven Net Reserves
Natural
Gas (mcf)

Proved net reserves at December 31, 2004
Revisions of previous estimates	—
Extensions and discoveries	1,046,900
Sales of reserves in place	—
Improved recovery	—
Purchase of reserves	—
Production	—
Proved developed net reserves at December 31, 2005	1,046,900

Since this was the first year that the Company had reserves, there was no revision of previous estimates of reserves. All of the Company's oil and gas reserves are classified as Proved Developed or Proved Undeveloped.

Standardized Measure of Discounted Future Net Cash Flow

The table below sets forth a standardized measure of the estimated discounted future net cash flow attributable to Heartland's proved oil and gas reserves. Estimated future cash inflows were computed by applying a year end prices of $7.772 per Mcf of natural gas to the estimated future production of proved oil and gas reserves at December 31, 2005. There were no reserves at December 31, 2004; therefore there are no revisions of quantity estimates. There were no extensions, discoveries or improved recoveries for the year ended December 31, 2005. The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Discounting the annual net cash flows at 10% illustrates the impact of timing on these future cash flows.

Heartland Oil & Gas Corp.
Financial Statement Notes

Standardized Measure of Estimated Discounted Future Net Cash Flows

December 31,2005
Future cash inflows	$8,136,000
Future cash outflows:
Production cost	(3,762,717)
Development cost	(2,120,000)

Future net cash flows before income taxes	2,253,283

Future income taxes	(—)

Future net cash flows	2,253,283
Adjustment to discount future
annual net cash flows at 10%	(937,180)

Standardized measure of discounted future net cash flows	$1,316,103

The following table summarizes the principal factors comprising the changes in the standardized measure of estimated discounted net cash flows for the years ended December 31, 2005 and 2004.

   Changes in Standardized Measure of Estimated Discounted Net Cash Flows

Years Ended December 31,
	2005	2004
Standardized measure, beginning of period	$—	$—

Sales of oil and gas, net of production cost	—	—

Net change in sales prices, net of production cost	—	—

Discoveries, extensions and improved recoveries, net of future development cost

Change in future development costs	—

Development costs incurred during the period that reduced future development cost	—

Purchase of reserves	—	—

Sales of reserves in place	—	—

Revisions of quantity estimates	—	—

Accretion of discount	—	—

Net change in income taxes	—	—

Changes in rates of production and other	—

Standardized measure, end of period	$1,316,103	$—