Form 10-K/A
period 2005-12-31
HEARTLAND OIL & GAS CORP
filed 2006-05-01
CIK 1075636

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K/A1

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

Documents Incorporated By Reference: None

Note: This amendment adds Part III to the 2005 Form 10-K filed March 31, 2006.

Part III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

All directors of our company hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. The officers of our company are appointed by our board of directors and hold office until the earliest of their death, retirement, resignation or removal.

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Philip S. Winner	President and Director	50	January 1, 2006

Charles B. Willard	Chief Operating Officer	54	January 1, 2006

Robert L. Poley	Chief Financial Officer	61	January 1, 2006

Donald Sharpe	Director	48	September 18, 2002

John Martin	Director	48	May 2, 2005

Todd Mackintosh	Director	46	January 1, 2006

Business Experience

The following summarizes the education and business experience of each director, executive officer and key employee during at least the past five years, including each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Philip S. Winner - President and Director

Mr. Winner has served as our President and a director since January 1, 2006. He served as our Chief Operating Officer from August, 2004 to December, 2005. From 2002 to 2004, he was employed as Senior Vice President, Business Development, at Infinity Energy Resources, Inc. From 2001 to 2002, Mr. Winner served as a consultant for CDX Gas, where he was responsible for evaluation CDX’ tight gas and shale gas projects. Mr. Winner was at HS Resources, an oil and gas exploration and production company from 1993 to 2001, and held various management positions, including serving as a Vice President. From 1991 to 1993 he consulted with Apache Oil Corporation and Hanifen Imhoff. From 1981 to 1991 he was Sr. Staff Geologist, Asset Team Manager and Budget Coordinator of Mobil Oil Corp. He has a Master’s degree in geology from the University of Vermont, an MBA from the University of Denver and a Bachelor of Science in geology from Southern Oregon State College.

Charles Willard – Chief Operating Officer

Mr. Willard has served as our Chief Operating Officer since January 1, 2006. He served as our Vice President of Operations from February 2005 to December 2005. Mr. Willard worked at Kerr McGee Corporation from 2001 to 2005 and held various management positions, including Area Manager. From 1988 to the present, Mr. Willard has owned Harbour Resources, Inc. which includes Mission Energy, HRI-Auto Body, Willard Enterprizes, and Harbour Production and serves as a director of Harbour. He has a BA in Business Administration from the University of Wyoming.

Robert L. Poley, CPA - Chief Financial Officer

Mr. Poley was appointed our Chief Financial Officer and a director on December 29, 2005. He previously served as our CFO from October 25, 2004 to October 15, 2005. From 2004 to the present he has consulted with small businesses regarding compliance with SEC regulations and Generally Accepted Accounting Principles. From 2002 to

2004 he was a financial examiner with the SEC’s Division of Corporation Finance in Washington, D.C. From 1996 to 2002 he was controller of NaPro BioTherapeutics, Inc., a proprietary pharmaceutical developer and manufacturer in Boulder, CO. Mr. Poley holds a Master’s of Science in Business Administration from the University of Denver and a Bachelor’s degree from the University of Kansas.

Donald Sharpe - Director

Mr. Sharpe has been a director since September 18, 2002. Since 1994 Mr. Sharpe has consulted to, managed and served as a director of a number of start-up oil and gas companies including Patriot Petroleum Corp., Gemini Energy Inc., Velvet Exploration Inc., Netco Energy Inc. and Nation Energy Ltd. Since May 12, 2004, Mr. Sharpe has served as the President and a director of Eden Energy Corp.

Mr. Sharpe graduated from the University of British Columbia with a Bachelor of Science degree in Geophysics, received a Certificate in Business Management from the University of Calgary and graduated from the Banff School of Advanced Management. Mr. Sharpe is a member of the Association of Professional Engineers, Geologists and Geophysicists of Alberta and the Canadian Society of Exploration Geophysicists.

John Martin – Director

Mr. Martin has served as a Director since May 2005. Mr. Martin has served as the Managing Director of CMI, Credit Markets Investments Ltd. (Geneva), an investment company, since 2001. Previously, Mr. Martin was Senior Vice President and head of Capital Markets for Bank of Tokyo Mitsubishi AG (Switzerland) from 1990 to 2000.

Todd Mackintosh – Director

Mr. Mackintosh, an attorney, was appointed a director on January 1, 2006. Mr. Mackintosh has practiced law since 1989, with a focus on business law and litigation. For the last five years, Mr. Mackintosh has had a solo practice involving general civil litigation and business law. He graduated from the University of Denver School of Law.

Audit Committee Financial Expert

Mr. Poley qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, but he is not “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted given the early stages of our development and our lack of financial resources.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on a review of the Section 16(a) reports filed with the SEC, to the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

Code of Ethics

Effective March 25, 2004, our board of directors adopted a Code of Business Conduct and Ethics that applies to all employees, including our company’s president (being our principal executive officer) and our company’s chief financial officer (being our principal financial and accounting officer), as well as persons performing similar functions.

Our Code of Business Conduct and Ethics as filed with the Securities and Exchange Commission is incorporated herein by reference as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Heartland Oil and Gas Corp., 1625 Broadway, Suite 1480, Denver, CO 80202.

Item 11. Executive Compensation.

Compensation awarded to, earned by or paid to:

(a) our chief executive officer;

(b) each of our four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed year and whose total salary and bonus exceeds $100,000 per year; or

(c) any additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our company at the end of the most recently completed year; (collectively, the “Named Executive Officers”) is set out in the table below.

Summary Compensation Table

		Annual Compensation						Long Term Compensation (1)
								Awards			Payouts
Name and Principal Position	Year	Salary (US$)		Bonus (US$)		Other Annual Compensation (US$) (1)		Securities Underlying Options/ SARs Granted		Restricted Shares or Restricted Share Units	LTIP Payouts (US$)	All Other Compensation
Richard Coglon President(2)	2005	$187,827	(3)	$25,000	(3)	$75,000	(3)	750,000	(6)	Nil	Nil	Nil
	2004	$75,130	(4)	Nil		Nil		200,000	(6)	Nil	Nil	Nil
	2003	$42,000	(5)	Nil		Nil		N/A		Nil	Nil	Nil

Philip Winner President(7)	2005	$162,231		Nil		Nil		500,000		Nil	Nil	Nil
	2004			Nil		Nil		200,000		Nil	Nil	$50,000

Charles Willard Chief Operating Officer(8)	2005	$103,971		Nil		Nil		500,000		Nil	Nil	Nil

(1)	The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $10,000 or 10% of the total of the annual salary and bonus is not reported herein.
(2)	Mr. Coglon served as our President from September 18, 2002 and resigned his position on December 31, 2005.
(3)	During 2005 Mr. Coglon received $9,860 per month until February 28, 2005 and $16,667 per month for the period from March 1, 2005 to December 31, 2005 for providing management services to our company. In addition, on December 31, Mr. Coglon was paid $75,000 as part of his severance package. In addition he was paid a bonus of $25,000 for the hook-up of the Lancaster pilot.
(4)	During the year ended December 31, 2004 Mr. Coglon received $5,000 per month until October 31, 2004 and $10,000 per month for the period from November 1, 2004 to December 31, 2004 for providing management services to our company.
(5)	Upon becoming our President, Mr. Coglon received $2,000 per month for providing management services to our company until June 2003 and $5,000 per month for the period from July through December 2003.
(6)	Mr. Coglon received 200,000 options at $2.50 on April 28, 2004 pursuant to the 2004 Stock Option Plan. On August 31, 2004 the exercise price was reduced to $1.60.

(7)	Mr. Winner was appointed President on January 1, 2006. During the year ended December 31, 2005, Mr. Winner served as a consultant from January 1 to March 31, 2005 and as Chief Operating Officer from April 1, 2005 to December 31, 2005.
(8)	Mr. Willard was appointed Chief Operating Officer on January 1, 2006. During the year ended December 31, 2005, Mr. Willard served as the Vice President of Operations from February 1, 2005 to December 31, 2005.

The following table presents for each of the Named Executive Officers certain information concerning stock options granted to them during 2005. We have never issued stock appreciation rights.

Option/SAR Grants in Last Year

Name	Number of Securities Underlying Options/ SARs Granted (#)		% of Total Options/ SARs Granted to Employees in Fiscal Year(1)	Exercise Price ($/Share)	Expiration Date
Richard Coglon President	750,000	(2)	29.35%	$.40	January 1, 2007

Philip Winner President	500,000	(2)	19.57%	$.40	June 11, 2015

Charles Willard Chief Operating Officer	500,000	(2)	19.57%	$.40	June 11, 2015

(1)	The denominator (of 2,555,000) was arrived at by calculating the net total number of new options awarded during the year.
(2)	Granted pursuant to the 2005 Stock Option Plan.

The following table sets forth for each Named Executive Officer certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2005.

Aggregated Option/SAR Exercises in Last Year and FY-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Aggregate Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable / Unexercisable		Value of Unexercised In-the -Money Options/SARs at FY-end ($) Exercisable / Unexercisable(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Richard Coglon			1,420,000	0	$0	$0
Philip Winner			300,000	400,000	$0	$0
Charles Willard			500,000	0	$0	$0

(1)	The values for “in-the-money” options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 30, 2005 ($.18 per share on NASD OTCBB) and the exercise price of the individual’s options.

Employment Contracts, Termination of Employment and Change in Control Arrangements

There are no employment agreements between us or any of our subsidiaries and our current Named Executive Officers, other than our management agreement with Richard Coglon as discussed herein.

We no plans or arrangements in respect of remuneration received or that may be received by Named Executive Officers of our company in 2005 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per Named Executive Officer.

Compensation of Directors

Prior to January 20, 2006, our directors did not receive salaries for serving as directors, nor did they receive any compensation for attending meetings of the board of directors or serving on committees of the board of directors. Effective January 20, 2006, the Board approved a resolution to compensate our non-employee directors $200 per hour for their service. Directors are entitled to expense reimbursement incurred in attending meetings. In addition, our directors are entitled to participate in our stock option plan.

Donald Sharpe, a director of our company, earns consulting fees from us through D. Sharpe Management Inc., a company wholly-owned by him. We pay D. Sharpe Management Inc. CN$7,500 per month for consulting services related to project development and maintenance of the corporate headquarters in Vancouver, B.C., Canada.

Robert L. Poley, Chief Financial Officer and a director of the company, earns consulting fees at an hourly rate of $175 for his services as consulting Chief Financial Officer.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table presents, as of March 31, 2006, certain information with respect to the beneficial ownership of common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

The table does not include the beneficial ownership of SDS Capital Group SPC, Ltd., which holds all of the Company’s outstanding 2,908,675 shares of Series B Convertible Preferred Stock, which is currently convertible into the same number of shares of Common Stock. It the Company completes an equity financing prior to October 1, 2006 at less than $1.70 per share of common stock, SDS has the option to convert these shares of preferred stock in this financing at a price paid by other investors in this financing. If this occurs SDS’s percentage ownership of the Company will increase significantly.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Directors and Officers

Richard L. Coglon 5548 Parthenon Place West Vancouver, BC Canada V7W 2V7	675,000		1.4%

Donald Sharpe 1281 Eldon Road North Vancouver, BC, Canada V7R 1T5	350,000		*

Philip S. Winner 1625 Broadway, Suite 1480 Denver, CO 80202	0

Charles Willard 1625 Broadway, Suite 1480 Denver, CO 80202	0

John Martin 1625 Broadway, Suite 1480 Denver, CO 80202	0
Todd Mackintosh 1625 Broadway, Suite 1480 Denver, CO 80202	0

Robert L. Poley 1625 Broadway, Suite 1480 Denver, CO 80202	0

Directors and Executive Officers as a Group	1,025,000	(All)	2.1%

*	Less than 1%.

(1)	Based on 46,737,013 shares of common stock issued and outstanding as of December 31, 2005. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Equity Compensation Plan Information

As at December 31, 2005 we have four compensation plans in place, entitled 2001 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan, 2002 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan, the Additional 2002 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan and the 2005 Stock Option Plan. These plans have not been approved by our security holders.

Number of Securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for further issuance
5,125,000(1)	$.84	1,565,000

(1)	Total number of options granted pursuant to all four of our compensation plans as of December 31, 2005.

Changes in Control

We are unaware of any contract or other arrangement which may at result in a change in control.

Item 13. Certain Relationships and Related Transactions.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

Our board of directors had appointed Staley Okada & Partners as independent auditors to audit our financial statements for the current fiscal year. The aggregate fees billed by Staley Okada & Partners for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-KSB for the year ended December 31, 2005 and for the year ended December 31, 2004 were $31,000 and $41,000, respectively.

Audit Related Fees

For the year ended December 31, 2005, the aggregate fees billed for assurance and related services by Staley Okada & Partners relating to our quarterly financial statements which are not reported under the caption “Audit Fees” above, were $18,500.

For the year ended December 31, 2004, the aggregate fees billed for assurance and related services by Staley Okada & Partners relating to our quarterly financial statements which are not reported under the caption “Audit Fees” above, were $14,900.

Tax Fees

For the year ended December 31, 2005, the aggregate fees billed for tax compliance, by Steve Yocum were $3,500.

For the year ended December 31, 2004, the aggregate fees billed for tax compliance, by Staley Okada & Partners were $Nil.

All Other Fees

For the year ended December 31, 2005, the fees billed by Staley Okada & Partners for other non-audit professional services, other than those services listed above was $Nil. For the year ended December 31, 2004, the fees billed by Staley Okada & Partners for other non-audit professional services, other than those services listed above was $Nil.

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

HEARTLAND OIL AND GAS CORP.

/s/ Philip S. Winner
April 28, 2006	Philip S. Winner
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Heartland and in the capacities and on the dates indicated.

/s/ Philip S. Winner
Philip S. Winner, Chief Executive Officer and Director
(Principal Executive Officer)
April 28, 2006

/s/ Robert L. Poley
Robert L. Poley, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
April 28, 2006

/s/ Donald Sharpe	by	/s/ Philip S. Winner, Attorney-in-fact
Donald Sharpe, Director
April 28, 2006

/s/ John Martin	by	/s/ Philip S. Winner, Attorney-in-fact
John Martin, Director
April 28, 2006

/s/ Todd Mackintosh	by	/s/ Philip S. Winner, Attorney-in-fact
Todd Mackintosh, Director
April 28, 2006