Form 10-Q
period 2006-03-31
HEARTLAND OIL & GAS CORP
filed 2006-05-15
CIK 1075636

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report under Section 13 or 15(D) of the Securities Exchange Act Of 1934

For the quarter ended March 31, 2006

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

The registrant is a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

The registrant is not a shell company (as defined in Rule 12b-2 of the Exchange Act).

Heartland has 46,737,013 shares of common stock outstanding as of April 24, 2006

Item 1.	Financial Statements.

Heartland Oil & Gas Corp.

Balance Sheet

	March 31, 2006 (Unaudited)	December 31, 2005 (Audited)
Assets
Current Assets
Cash and cash equivalents	$855,073	$2,126,156
Prepaid expense	110,547	145,658
Other current assets	150,891	3,849

Total current assets	1,116,512	2,275,663
Oil and Gas Property, unproved	1,711,008	1,776,322
Oil and Gas Property, proved (full cost method)	1,245,537	1,316,102
Pipeline and Facilities	2,579,100	2,332,155
Advances to Arabian Heartland International Corp.	4,105,500	4,105,500
Impairment of Arabian Heartland International Corp. advances	(4,105,500)	(4,105,500)
Property and Equipment	150,446	160,797

Total Assets	$6,802,602	$7,861,039

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$269,798	$282,297

Long-Term Liability
Asset retirement obligations (Note 7)	212,753	671,140

Stockholders’ Equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized, 3,529,412 shares issued and outstanding	3,529	3,529
Common stock - 0.001 par value, 100,000,000 shares authorized, 46,737,013 shares issued and outstanding (Note 8) (March 31, 2006- 50,070,347 shares issued, 46,737,013 shares outstanding)	46,737	46,737
Additional paid-in capital	51,948,871	51,817,302
Accumulated deficit	(45,679,086)	(44,959,966)

Total stockholders’ equity	(6,320,051)	(6,907,602)

Total Liabilities And Stockholders’ Equity	$6,802,602	$7,861,039

See accompanying notes.

Heartland Oil & Gas Corp.

Operations Statement

(Unaudited)

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
Natural gas sales	$56,704	$—

Expense
Lease operating expense	60,177	—
Exploration expense	115,459	9,809,527
General and administrative expense	609,639	685,005

Total operating expense	785,275	10,494,532

Loss From Operations	(725,571)	(10,494,532)
Interest income	9,451	47,809

Net Loss	$(719,120)	$(10,446,723)

Basic And Diluted Net Loss Per Common Share	$(0.02)	$(0.22)

Basic And Diluted Weighted Average Number Of Common Shares Outstanding	46,737,000	46,737,000

The accompanying notes are an integral part of these statements

Heartland Oil & Gas Corp.

Cash Flow Statement

(Unaudited)

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
Cash Flow Used In Operating Activity
Net loss	$(719,120)	$(10,446,723)
Adjustments to reconcile net loss to net cash used in operating activity:
Accretion expense	4,539	7,910
Accrued interest on convertible debentures	—	—
Stock – based compensation	131,569	257,880
Depreciation and amortization	82,084	57,749
Exploration expense (non-cash)	115,459	9,809,527
Decrease (increase) in other assets	(147,042)	(161)
Decrease in prepaid expense	35,111	14,900
(Decrease) increase in accounts payable and accrued liabilities	(12,499)	(309,704)
(Decrease) increase in asset retirement obligation - well plugging cost paid	(502,109)	—

Net cash used in operating activity	(1,012,008)	(608,622)
Cash Flow Used In Investing Activity
Proceeds from the sale of used well equipment	139,166	—
Purchase of property and equipment	(6,898)	(7,031)
Acquisition and exploration of oil and gas property	(391,343)	(2,124,248)

Net cash used in investing activity	(259,075)	(2,131,279)

Cash Flow From Financing Activity
Increase (decrease) in due to related parties	—	(10,493)

Net cash (used in) provided by financing activity	—	(10,493)

Net (decrease) in cash	(1,271,083)	(2,570,394)
Cash, beginning of period	2,126,156	13,081,221

Cash, end of period	$855,073	$10,330,827

The accompanying notes are an integral part of these statements

Heartland Oil & Gas Corp.

Notes to Financial Statements

Note 1 - Organization, Operations and Significant Accounting Policies

Organization

Heartland Oil and Gas Corp. was incorporated in Nevada on August 11, 2000. Our principal business is exploration and development of oil and gas property in the United States. Through December 31, 2005, we were in the exploration stage and had not generated significant revenue from our operations. We first sold natural gas in February 2006 so we are no longer an exploration stage company.

The accompanying consolidated financial statements include the accounts of Heartland Oil and Gas Corp. and its wholly owned entities. We have eliminated all significant intercompany balances and transactions in consolidation.

Basis of Presentation

The accompanying consolidated financial statements are unaudited and include, in our opinion, all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. The financial statements should be read in conjunction with our audited financial statements and the related notes included in our December 31, 2005 Form 10-K. The financial statements are interim financial statements prepared in accordance with accounting principles generally accepted in the United States and are stated in U.S. dollars.

Stock-Based Compensation

Effective January 1, 2006, we account for stock-based compensation based on the fair value of the options at the grant date as provided by FASB Statement 123(R), Stock-Based Compensation. We record compensation expense for all share-based awards granted, and for awards modified, repurchased or cancelled. We will recognize compensation expense for outstanding awards for which the requisite service had not been rendered as of January 1, 2006, over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement 123, adjusted for expected forfeitures. We have adopted Statement 123(R) using a modified prospective application. Prior to January 1, 2006 we recognized employee compensation expense for our stock options plan using the intrinsic value method of accounting. Under the terms of the intrinsic value method, compensation expense was the excess, if any, of the quoted market price of the stock at the grant date, over the amount an employee must pay to acquire the stock. Under our Amended 2005 Stock Option Plan, we may grant up to a maximum of 4,000,000 shares of common stock to key employees and consultants. The options granted under the plan vest over four years except as stated otherwise in the individual grants, and are for a term not exceeding 10 years.

For the period ended March 31, 2006, we expensed the fair value of options granted to non-employees, employees, officers and directors. For the period ended March 31, 2005 we expensed the fair value of options granted to non-employees and disclosed the pro forma fair value of options granted to employees, officers and directors.

Had we measured compensation cost based on the fair value of the options at the grant date for the quarter ended March 31, 2005, consistent with the method prescribed by Statement 123, our net loss and loss per common share would have been increased to the pro forma amounts indicated below:

Quarter Ended March 31, 2005
Net loss, as reported	$(10,446,723)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	257,880
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(354,924)

Pro forma net loss	$(10,543,767)

Loss per share:
Basic and diluted earnings (loss) per common share
As reported	$(0.22)

Pro forma	$(0.23)

Heartland Oil & Gas Corp.

Notes to Financial Statements

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

Note 2 - Going Concern

We have incurred significant losses since inception and had no revenue from inception to December 31, 2005. As of March 31, 2006, we have limited financial resources. Our continuation is dependent upon our ability to raise additional capital, to exploit our mineral holdings, and to generate sufficient revenue from our planned operations to enable us to attain and maintain profitable operations. We sold natural gas for the first time in February, 2006.

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

Note 3 - Oil and Gas Property

Unproven

The total cost incurred and excluded from depletion is summarized as:

	Acquisition Cost	Exploration Cost	Expired Lease and Impairment Cost	Total
Balance, December 31, 2005	$24,459,919	$12,209,431	$(34,893,028)	$1,776,322
Cost incurred during quarter ended March 31, 2006	50,145	—	(115,459)	(65,314)

Total	$24,510,064	$12,209,431	$(35,008,487)	$1,711,008

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

Heartland Oil & Gas Corp.

Notes to Financial Statements

Osawatomie battery: Osawatomie is a four well battery drilled on 80 acre spacing by Evergreen approximately five miles southwest of Lancaster. It has been venting gas at the rate of approximately 50 Mcfgpd and continues to show increases in production.

Beagle battery: Beagle is a three well battery approximately four miles southwest of Osawatomie battery. Two of the three wells were drilled by Heartland as 80 acre offsets to the original Evergreen well. In total, Beagle is producing gas at rates of approximately 120 Mcfgpd.

Undeveloped property, Forest City Basin, Northeast Kansas

Northern acreage: As of March 31, 2005, we had a total of 839,402 acres of undeveloped land under lease in eastern Kansas. Based on evaluation work done during 2005, CBM production from the Forest City Basin acreage has been deemed uneconomic, although we retain valid leases on a substantial acreage position which expire between 2006 and 2012. We have identified areas for prospective, longer-term conventional oil and gas exploration and development.

In the quarter ended March 31, 2006, we plugged and abandoned 46 wells in Atchison, Doniphan, Jackson and Nemaha counties in northeastern Kansas. This completes the plugging operations in this area. The cost of these wells had been fully impaired as on December 31, 2005.

Oil and Gas Property, Proved

In 2005 we entered into sales agreements and committed funds necessary to establish sales from the 16 Lancaster wells. At December 31, 2005 we had $1,316,106 of proved oil and gas property which is now subject to depletion. We retained Sproule Associates to perform an external audit of our Lancaster project at December 31, 2005. We initiated continuous gas sales on February 18, 2006. For the quarter ended March 31, 2006 we recorded $40,000 in depletion and a credit of $30,565 which was due in part to the sale of lease and well equipment from the wells which were plugged in the North.

	Full Cost Pool		Depletion	Impairment Cost	Total
Balance, December 31, 2005	$4,610,054		$—	$(3,293,952)	$1,316,102
Cost incurred during quarter ended March 31, 2006	(30,565	)(i)	(40,000)	—	(70,565)

Balance, March 31, 2006	$4,579,489		$(40,000)	$(3,293,952)	$1,245,537

(i)	This includes the recovery of $139,166 from the disposal of used well equipment.

Pipeline and Marketing

In July 2005 we signed contracts to initiate gas sales from our Lancaster coalbed methane battery located near Paola, Kansas. The agreement was with a subsidiary of Enbridge Energy Partners, L.P. to provide for construction of a pipeline tap into a gas transportation line and for gas marketing services. While the gas price is variable, we expect to realize a wellhead price approximating 85 percent of Henry Hub price posting. We have competed construction of the pipeline. We began selling methane from our Lancaster battery in February, 2006.

Cost associated with our pipeline and facilities:

	Cost	Accumulated Amortization	March 31, 2006 Net Carrying Value	December 31, 2005 Net Carrying Value
Pipeline and Processing Facilities (1)	$1,372,177	$8,557	$1,363,620	$1,106,703
Salt Water Disposal Systems	1,305,375	89,895	1,215,480	1,225,452

	$2,677,552	$98,452	$2,579,100	$2,332,155

(1)	The pipeline and processing facilities were not completed and functional as of December 31, 2005. For the quarter ended March 31, 2006, we recorded depreciation of $8,557.

Heartland Oil & Gas Corp.

Notes to Financial Statements

Note 4 - Advances to Arabian Heartland.

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

We held a 35% interest in the venture. FEIPCO held 60% and Richard Coglon, our former CEO, held 5% (through an entity he controlled). Our board of directors approved each interest. In April 2005 we advanced $4,105,500 to FEIPCO, representing our 35 percent share of $10,730,000 camp construction and equipping cost, and a $1,000,000 bid bond.

In September 2005 we received a notice from FEIPCO terminating the JV agreement and claiming that additional funds are owed as part of the joint venture. We are currently conducting a due diligence investigation of FEIPCO and the merits of these claims. We sent correspondence denying any liability to FEIPCO with respect to the claims asserted and will vigorously defend any arbitration or other legal action based upon such claims. To our knowledge, FEIPCO has not commenced a legal action. As of March 24, 2006 we are unable to determine that an outcome either favorable or unfavorable to us is either probable or remote. In addition, we are unable to determine the status of our investment in Iraq. As a result, we have fully impaired the investment and advances to the joint venture. We cannot estimate any future possible additional loss, but we believe that any such loss will not be material to our financial position or results of operations.

Note 5 - Property and Equipment

	Cost	Accumulated Amortization	March 31, 2006 Carrying Value	December 31, 2005 Net Carrying Value
Office furniture and equipment	$253,678	$103,233	$150,446	$160,797

Note 6 - Asset Retirement Obligations

	Quarter Ended March 31, 2006	Year Ended December 31, 2005
Beginning asset retirement obligations	$671,140	$562,619
Site reclamation cost paid	(502,109)	—
Liabilities incurred	39,183	65,758
Accretion	4,539	42,763

Total asset retirement obligations	$212,753	$671,140

Note 7 - Common Stock

In 2005 and in the quarter ended March 31, 2006, we had no common stock transactions.

Heartland Oil & Gas Corp.

Notes to Financial Statements

Note 8 – Preferred Stock

On January 13, 2004, we completed the sale of 995,305 units at $3.20 per unit for proceeds of $3,184,976, before issue cost. Each unit consisted of one share of Series A Convertible Preferred Shares and one half of a common stock purchase warrant exercisable at $3.84 per whole warrant until January 13, 2007. The preferred shares have had certain liquidation preferences and participation rights in future equity financings.

•	The holder of a preferred share could redeem the preferred shares under certain circumstances. Management has determined that the circumstances that could trigger redemption at the holder’s option are remote and effectively within our control, consequently there is no mandatory redemption feature.

•	We could redeem the preferred shares up to 12 months, 24 months and thereafter for 112%, 124% and 136% of the conversion price of $3.20.

•	The holders of the preferred shares could convert their preferred shares into common shares at any time on a 1 to 1 basis. This was a beneficial conversion feature because the preferred stock was issued at $3.20 per share and the common stock was trading at $3.95 per share at the time of the preferred stock issuance. This beneficial conversion feature is separately valued at the time of the issuance, as provided by Issue 98-5 of the Emerging Issues Task Force (EITF) of the FASB. The value per preferred share is the difference between the $3.20 and the $3.95, or $0.75. On the 995,305 preferred shares issued this is a total value for the beneficial conversion feature of $746,479, which is accounted for as a dividend and both charged against and credited to additional paid-in capital because we had no retained earnings at the issuance date. The dividend was deemed to have occurred on January 13, 2004, the Series A issuance date, because the conversion right was immediately available to the Series A holders.

•	The holders of the preferred shares could participate in any subsequent equity financing should we do such a financing and could participate in the financing using cash, or the preferred stock as currency based on the $3.20 price times 112%, or $3.584 per preferred share, thus giving the preferred stock holder strong antidilution protection. This is a beneficial conversion feature as provided by EITF Issue 98-5 and Issue 7 of EITF Issue 00-27 and is separately valued as of the date of the actual participation. On October 1, 2004, the holders of 100% of the Series A stock used this right and converted their shares into 2,378,118 shares of common stock for no additional consideration to us. The value of the participation right is computed as: The $3.584 x the 995,305 Series A shares provided the Series A holders with $3,567,177 of value to apply to the participation in the common stock offering. The common stock was sold for $1.50 per share, yielding 2,378,118 shares to the Series A holders. This is an increase of 1,382,812 shares. Valued at the common stock price on the date of the Series A issuance, $3.95, gives a value for the beneficial participation feature of $5,462,107, which is accounted for as a dividend and credited to additional paid-in capital because we had no retained earnings at October 1, 2004, the common stock issue date.

•	We could require the holder of a series A preferred share to convert their preferred share into a common share at any time following

•	at least 18 months from the issuance date and

•	at any time that our shares have traded at or above 200% of the conversion price of $3.20 for 10 consecutive days.

In September 2004, we completed the sale of 3,529,412 shares of Series B Convertible Preferred Stock at $1.70 per share for proceeds of $6,000,000, before issue cost. The preferred shares have certain liquidation preferences and participation rights in future equity financings.

•	The holder of a preferred share can redeem the preferred shares under certain circumstances. Management has determined that the circumstances that could trigger redemption at the holder’s option are remote and effectively within the control of the Company, consequently there is no mandatory redemption feature.

•	The Company can redeem the preferred shares up to 12 months, 24 months and thereafter for 112%, 124% and 136% of the conversion price of $1.70.

•	The holders of the preferred shares can convert their preferred shares into common shares at any time on a 1 to 1 basis. This is a beneficial conversion feature because the preferred stock was issued at $1.70 per share and the common stock was trading at $2.96 per share at the time of the preferred stock issuance. This beneficial conversion feature is separately valued at the time of the issuance, as provided by Issue 98-5 of the EITF. The value per preferred share is the difference between the $1.70 and the $2.96, or $1.26. On the 3,529,412 preferred shares issued this is a total value for the beneficial conversion feature of $4,447,059, which is accounted for as a dividend and credited to additional paid-in capital because we had no retained earnings at the issuance date. The dividend was deemed to have occurred in September 2004, the time of the Series B issuance, because the conversion right was immediately available to the Series B holders.

Heartland Oil & Gas Corp.

Notes to Financial Statements

•	The holders of the Series B shares may participate in any subsequent equity financing should we do such a financing and may participate in the financing using cash, or the preferred stock as currency based on the $1.70 price times 112%, or $1.904 per preferred share, thus giving the preferred stock holder strong antidilution protection. This is a beneficial conversion feature as provided by EITF Issue 98-5 and Issue 7 of EITF Issue 00-27 and will be separately valued as of the date of the actual participation, should such participation occur. The participation right expires on September 30, 2006.

•	The company may require the holder of a series A preferred share to convert their preferred share into a common share at any time following

•	At least 18 months from the issuance date and

•	At any time that the Company shares have traded at or above 200% of the conversion price of $1.70 for 10 consecutive days.

Note 9 - Warrants

Below is a summary of our warrant activity:

	Warrants	Exercise Price	Expiration Dates
Outstanding at December 31, 2004	2,339,377	$3.38-$3.84	2006-2007
Outstanding at December 31, 2005	2,339,377	$3.38-$3.84	2006-2007
Outstanding at March 31, 2006	2,339,377	$3.38-$3.84	2006-2007

In June 2003 we sold 602,836 units at $2.82 per unit for total proceeds of $1,699,998. Each unit consisted of one common share and one half of a common stock purchase warrant exercisable at $3.38 per whole warrant until June 24, 2006. We issued 25,223 commission warrants (whole warrants) exercisable at $3.38 per warrant until June 24, 2006, in relation to this offering.

In August 2003 we sold 2,754,695 units at $3.20 per unit for total proceeds of $8,815,023. Each unit consisted of one common share and one half of a common stock purchase warrant exercisable at $3.84 per whole warrant until August 26, 2006. We issued 137,735 commission warrants (whole warrants) exercisable at $3.84 per warrant until August 26, 2006 in relation to this offering.

In January 2004 we sold 995,305 units at $3.20 per unit for total proceeds of $3,184,976. Each unit consisted of one Series “A” preferred share and one half of a common stock purchase warrant exercisable at $3.84 per whole warrant until January 13, 2007.

Note 10 - Related Party Transactions

The amount due to related parties represented non-interest bearing expense reimbursements to directors and officers, which were subsequently paid.

We entered into management consulting agreements dated October 1, 2004, as amended, with a director for the payment of management fees of $7,500CN per month, and with our former President for the payment of $16,666 per month, respectively, each for a term of one year. We also entered into a consulting agreement for services on an hourly basis with our contract CFO. For the three months ending March 31, 2006, he was paid $31,395 for services rendered.

Effective January 1, 2006, we approved the payment of Director’s fees for non-employee Directors at the rate of $200.00 per hour.

During the three-months ended March 31, 2006 and March 31, 2005, we incurred $59,830 and $84,575, respectively, in management and consulting fees to our directors and officers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion reports material changes from December 31, 2005, through March 31, 2006, as well as other information. We encourage the reader to also read Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2005 Form 10-K.

Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks enumerated in the section entitled “Risk Factors” in this report and in our 2005 annual report on Form 10-K, that may cause our actual results or the actual results in our industry, of our levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Changes in Business

Heartland Oil and Gas Corp. is an oil and gas company primarily engaged in exploration, development, and sale of Coal Bed Methane (“CBM”) in the Bourbon Arch of northeast Kansas. We incorporated in Nevada in 1998. Heartland Gas Gathering LLC, our wholly-owned affiliate, is responsible for gas sales and operation of our pipeline and associated facilities. Heartland Oil and Gas, Inc., our wholly-owned subsidiary, holds our interest in nearly 1 million acres and operates our project areas in eastern Kansas.

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

Lancaster is currently producing approximately 330 thousand cubic feet of gas per day (“Mcfgpd”). Sales average approximately 250 Mcfgpd net of fuel gas, shrinkage, and carbon dioxide extraction. After processing, the gas delivered to the sales line averages 1008 million British thermal units per thousand cubic feet. The system and facilities are sized to support production growth from Lancaster, the adjacent batteries currently venting gas, and future development drilling between existing project areas. The adjacent batteries are currently venting approximately 200 mcfgpd.

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

As of March 31, 2006 we had working capital of $846,714. Over the next twelve months we intend to use all available funds to produce our Lancaster Prospect as shown below:

Estimated Expenditures During the Next Twelve Months

General and Administrative	$1,350,000
Oil and Gas
New leases	50,000
New drilling	13,000,000
Gathering and Pipelines	2,000,000
Lease Operating Expense	1,350,000

Total	$17,750,000

The activities described above require additional capital. We may not be able to raise adequate capital. Should we not be able to do so, we will reduce the scope of our activities.

Our total liabilities at March 31, 2006 were $482,551, compared to $953,437 at December 31, 2005. The decrease occurred because we completed plugging the northern wells and reduced our asset retirement obligation by $458,387.

We have no significant off-balance sheet arrangements.

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

Results of Operations

During the quarter ended March 31, 2006, we received revenue from natural gas sales, net of taxes and transportation in the amount of $56,704. We sold approximately 9,100 mcf of gas and an average price of $6.10. We recorded lease operating costs for our wells and gas gathering facilities in the amount of $60,177. For the quarters ended March 31, 2006 and 2005, we recorded $609,639 and $685,005, respectively for general and administrative costs, the reduction in cost is due in part to lower costs for management fees and lower rent costs for the Kansas field office.

We have incurred recurring losses from operations. Our continuation is dependent upon a successful program of acquisition and exploration, and achieving a profitable level of operations. We will need additional financing for ongoing operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining loans, assuming those loans would be available, would increase our liabilities and future cash commitments. We cannot assure that we will be able to obtain further funds we desire for our continuing operations or, if available, that funds can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we may be unable to conduct our operations as planned. In such event, we would have to scale down or perhaps even cease our operations.

Exploration Expense:

For the quarters ended March 31, 2006 and March 31, 2005, we recorded exploration expense of $115,459 and $9,809,527, respectively. The expense of $115,459 during the quarter ended March 31, 2006 was a result of leases expiring in our southern acreage. For the quarter ended March 31, 2005 we recorded $13,175 for expiring leases and $9,796,352 due to the impairment of the Engleke/Soldier Creek and BTA pilot projects which were located in the Forest City Basin.

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

We project that our 2006 capital program will allow us to create value by drilling 100 net wells and installing 14.5 miles of transportation lines and associated facilities necessary to support the drilling program and to hook up currently stranded gas, compared to the 2005 program in which we drilled 11 wells and installed 5.5 miles of pipeline and associated gas processing facilities. If successful, we believe we can achieve a 2006 exit rate of 3 to 4 gross MMcfgpd per day from the Bourbon Arch project. We have currently secured the necessary pipeline right of ways to achieve the 2006 program. We expect production to be 100% natural gas and anticipate funding our capital program from outside financing sources and internally generated cash flow. Successes may also encourage the initiation of additional discretionary projects.

We are trying to obtain adequate financing so we can develop our Bourbon Arch project into a nucleus for future growth. We cannot assure that we will be able to obtain such financing. Without it, we will have to significantly reduce the scope of our operations or cease operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We conduct no hedging activity. We have no derivative contracts. We have no debt.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2006. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s chief executive officer and chief financial officer. Based upon that evaluation, our company’s chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

There have been no changes in internal control over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors.

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

Those forward-looking statements also involve certain risks and uncertainties. Factors, risks and uncertainties that could cause or contribute to such differences include those specific risks and uncertainties discussed below and those discussed in our Form 10-K Annual Report for the year ended December 31, 2005. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

Risks Related To Our Business

We have had negative cash flow from operations and if we are not able to continue to obtain further financing our business operations may fail.

To date we have had negative cash flow from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses totalling $44,959,966 for the year ended December 31, 2005. We have cumulative net losses of $45,679,086 from inception to March 31, 2006. As of March 31, 2006 we had working capital of $846,714. Additional capital will be required to maintain ongoing operations.

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

We generally are not entitled to contractual indemnification for preclosing liabilities, including environmental liabilities, on acquisitions. Often, we acquire interests in properties on an “as is” basis with limited remedies for breaches of representations and warranties. If material breaches are discovered by us prior to closing, we could require adjustments to the purchase price or if the claims are significant, we or the seller may have a right to terminate the agreement. We could, however, fail to discover breaches or defects prior to closing and incur significant unknown liabilities, including environmental liabilities, or experience losses due to title defects, for which we would have limited or no contractual remedies or insurance coverage.

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

Our stock is a penny stock. The U.S. Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors” as defined in Regulation D promulgated under the Securities Act of 1933, as amended. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibits Required by Item 601 of Regulation S-B

The following Exhibits are filed with this Quarterly Report:

Exhibit Number	Description
3.7	Amended and Restated Bylaws, effective March 20,2006 (1)

31.1	Certification of Chief Executive Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended) *

31.2	Certification of Chief Financial Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended) *

32.1#	Certification of Chief Executive Officer (pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)) *

32.2#	Certification of Chief Financial Officer (pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)) *

*	Filed herewith

#	This certification “accompanies” the Form 10-Q to which it relates, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

(1)	Incorporated by reference to the company’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2006.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Heartland has duly caused this report to be signed on its behalf by the undersigned authorized officer.

HEARTLAND OIL AND GAS CORP.

May 15, 2006	/s/ Philip S. Winner
Philip S. Winner
President, Chief Executive Officer and Director