Form 10-K/A
period 2005-12-31
HEARTLAND OIL & GAS CORP
filed 2006-08-17
CIK 1075636

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

Annual Report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the year ended December 31, 2005

Commission file number : 000-32669

Heartland Oil and Gas Corp.

Incorporated in Nevada	IRS ID No. 91-1918326

1625 Broadway, Suite 1480

Denver, Colorado 80202

(Address of principal executive offices)

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

Documents Incorporated By Reference

Part III is incorporated by reference from the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be filed, pursuant to Regulation 14A, no later than 120 days after the close of the registrant’s fiscal year.

Explanatory Note

Heartland Oil and Gas Corp. has determined that, in certain cases, it did not comply with accounting principles generally accepted in the United States in the preparation of its financial statements for the years ended December 31, 2004, and 2005, and for the period from inception (August 11, 2000) through December 31, 2005. Accordingly, we have restated the annual financial statements in this Annual Report on Form 10-K/A (Amendment No. 2).

As discussed more fully in Note 15, “Restatement of Financial Statements”, to the financial statements in Item 8 of this Form 10-K/A (Amendment No. 2), the financial statements have been restated to reflect our Series B Convertible Redeemable Preferred Stock as a separate line item outside of permanent equity. The restatements are consistent with guidance in Emerging Issues Task Force (“EITF”) No. D-98, Classification and Measurement of Redeemable Securities.

The financial statements have also been restated to reflect the beneficial conversion feature as of the date of issuance of our Series A and Series B Convertible Redeemable Preferred Stock, and the allocation of value to warrants that were attached to the Series A Convertible Redeemable Preferred Stock. The restatements are consistent with guidance in EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

The financial statements have also been restated to reflect the discount, resulting from the allocation of proceeds to the beneficial conversion feature as a return to the preferred shareholders at the date of issuance (the date that the preferred shareholders could convert their shares of preferred stock into shares of common stock on a one-for-one basis). This discount is analogous to a dividend and as such affects net loss attributable to common shareholders, and net loss per share attributable to common shareholders. The restatements are consistent with guidance in EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and Financial Accounting Standards Board Statement of Standards No. 128, Earnings Per Share.

None of these items affect revenue or cash expenses.

We are filing, commensurate herewith, a restated Quarterly Report on Form 10-Q/A (Amendment No. 1) to reflect the effect of certain matters discussed above.

In our 2005 Form 10-K as originally filed we reported the Standardized Measure of our discounted future net cash flow of proved gas reserves as $1,316,103. We also reported that at December 31, 2005, we had approximately $14,550,000 in US federal and state net operating loss tax carryforwards, expiring through 2025. In calculating our Standardized Measure as originally reported we believed that we did not need to include income tax expense as a reduction of future cash flow from the proved reserves because our tax NOL carryforwards sharply exceeded our proved reserves. We have now concluded that GAAP requires that we include income tax expense in the calculation of the Standardized Measure, in spite of the large amount of our NOL carryforwards. Accordingly, we have restated the Standardized Measure in this Form 10-K/A (Amendment No. 2).

The results of the external audit of the Standardized Measure of our discounted future net cash flow of proved gas reserves, net of future income tax expense, as of December 31, 2005, are below.

	Proved Developed Producing	Proved Undeveloped	Total Proved
Net remaining reserves
Gas (mcf)	284,701	762,177	1,046,878
Income
Future net cash flow	$649,025	$838,142	$1,487,167
Future net cash flow discounted at 10 percent	$551,531	$312,896	$864,427

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

One or our wholly-owned subsidiaries entered into a joint venture agreement with the Far East International Petroleum Company (“FEIPCO”) on April 20, 2005, to establish a joint venture to drill, case and complete oil wells in the area known to the parties as West Qurnah and North Rumailia fields, Republic of Iraq. As part of the joint venture agreement, we provided approximately $4.1 million to FEIPCO and our then current Chief Executive Officer provided approximately $585,000 of his own money to the joint venture for initial construction cost. In September 2005 we received a notice from FEIPCO terminating the JV agreement and claiming that $1,600,000 is owed as part of the joint venture. We have conducted a due diligence investigation of FEIPCO and the merits of these claims. We sent correspondence denying any liability to FEIPCO with respect to the claims asserted and will vigorously defend any arbitration or other legal action based upon such claims. To our knowledge, FEIPCO has not commenced a legal action; accordingly, we have concluded that the likelihood of a further loss on this matter is remote. For additional information regarding FEIPCO see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

We are not involved as a plaintiff in any other material proceedings or pending litigation. We know of no material, active or pending legal proceedings against us. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 6. Selected Financial Data (As Restated, See Financial Statement Note 15)

	2005	2004	2003
Revenue	$—	$—	$—
Net loss	$(41,575,015)	$(1,683,413)	(1,219,393)
Series A Convertible Redeemable Preferred stock dividend	—	(1,487,850)	—
Series B Convertible Redeemable Preferred stock dividend	—	(4,447,059)	—
Net loss attributable to common shareholders	$(41,575,015)	$(7,618,322)	$(1,219,393)
Net loss per common share	$(.89)	$(.25)	$(.06)
Total assets	7,861,039	49,202,007	12,589,731
Total long-term obligations	671,140	562,619	—
Series B Convertible Redeemable Preferred stock	5,599,958	5,599,958	—
Total shareholders’ equity	$1,307,644	$42,264,120	$12,089,368

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The table below summarizes the well history at Lancaster:

	Operator		Total
Lancaster Activity	Heartland	Evergreen Resources
Drilled	7	9	16
Completed	10	6	16
Recompleted	6	3	9

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

See Item 1 Business for more information on Development Activity.

Results of Operations

The following overview provides a summary of key information concerning our financial results for 2005, 2004 and 2003.

	2005	2004	2003
Revenue	$—	$—	$—
Expense
Impairment of oil and gas property	34,893,028	—	—

Impairment of equity investment in Arabian Heartland International Corp.	4,105,500	—	—

General and administrative:
Other	736,123	518,504	483,767
Salary and consulting fees	904,763	201,756	101,509
Legal and accounting fees	295,598	222,117	203,423
Stock-based compensation	618,539	766,069	455,375

Depreciation and accretion	141,754	67,235	3,221

Total general and administrative	2,696,777	1,775,681,	1,247,295

Operating Loss	(41,695,305)	(1,775,681)	(1,247,295)

Interest Income	120,290	92,268	27,902

Net (Loss)	$(41,575,015)	$(1,683,413)	$(1,219,393)

Comparison of 2005, 2004 and 2003

Impairment of oil and gas property

In 2005, we recorded impairment to our oil and gas property of $34,893,028. This impairment was the result of the following items. In 2005 we recorded the expiration of certain leases for $73,917, and an impairment of $14,412,743 arising from the oil and gas leases we abandoned in the Forest City Basin in northeast Kansas. In 2005 we also recorded an impairment of $17,112,416 on exploration pilots in the northern part of our acreage, and two coalbed methane exploration pilots in the southern part of our acreage, all in northeast Kansas. We include the impairment losses in exploration expense.

We apply a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a 10% discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. With the ceiling test at December 31, 2005, we computed a charge against our oil and gas property of $3,293,952.

Impairment of equity investment in Arabian Heartland International Corp

In April 2005, we and Far East International Petroleum Corp. (FEIPCO), entered into a joint venture agreement (“JV”). Under the JV, the parties were to pursue contracts in Southern Iraq relating to drilling, production, and marketing of hydrocarbons, as well as procurement of oilfield services. The parties were to form an operating company called Arabian Heartland International Corp., through which joint venture opportunities were to be pursued.

We held a 35% interest in the venture. FEIPCO held 60% and Richard Coglon, our former CEO, held 5% through an entity he controlled. Our board of directors approved each interest. In April 2005, we advanced $4,105,500 to FEIPCO, representing our 35% share of $10,730,000 camp construction and equipping cost, and $1,000,000 bid bond.

In September 2005 we received a notice from FEIPCO terminating the JV agreement and claiming that $1,600,000 is owed as part of the joint venture. We have conducted a due diligence investigation of FEIPCO and the merits of these claims. We sent correspondence denying any liability to FEIPCO with respect to the claims asserted and will vigorously defend any arbitration or other legal action based upon such claims. To our knowledge, FEIPCO has not commenced a legal action; accordingly, we have concluded that the likelihood of a further loss on this matter is remote.

General and administrative expense

Other general and administrative expense for 2005 and 2004 was $736,123 and $518,504, respectively, an increase of $217,619 for the year ended December 31, 2005. This increase was caused by to a full year of office expense for the Denver office and the Kansas field office, whereas in 2004 there were only partial year costs. General and administrative expense increased $34,736 for 2004 compared to 2003. This increase was caused by increased office rent from the opening of the Denver office and the acquisition of the Kansas field office lease from Evergreen Resources in the fourth 2004 quarter.

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

Liquidity and Capital Resources

The information contained in the Liquidity and Capital Resources section is as of March 31, 2006. Please see our Quarterly Report for the quarter ended June 30, 2006 for more current information.

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

We have no significant off-balance sheet arrangements.

Contractual	Obligations

	Total	One Year	Three Years
Operating Lease Obligations	$326,138	$62,683	$263,455

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

Part IV

Item 15. Exhibits and Financial Statement Schedules.

We file the following Exhibits with this Annual Report:

Exhibit Number	Description
3.1	Articles of Incorporation (1)

3.2	Bylaws of Adriatic Holdings Ltd. (1)

3.3	Certificate of Amendment to Articles of Incorporation effective November 4, 2002 (2)

3.4	Certificate of Amendment to Articles of Incorporation effective December 10, 2003 (12)

3.5	Certificate of Designation for shares of Series A Convertible Preferred Stock, effective December 18, 2003 (9)

3.6	Certificate of Designation for shares of Series B Convertible Preferred Stock, effective October 1, 2004 (12)

4.1	2005 Stock Option Plan (13)

10.1	Form of Oil and Gas Lease (4)

10.2	Managing Dealers Agreement, dated June 19, 2003, between Heartland Oil and Gas Corp. and C.K. Cooper and Company, Inc. (5)

10.3	Managing Dealers Agreement, dated July 29, 2003 between Heartland Oil and Gas Corp. and C.K. Cooper and Company, Inc. (8)

10.4	Form of Subscription Agreement in connection with private placements on June 24 and June 30, 2003 (5)

10.5	Form of Subscription Agreement in connection with private placement on August 19, 2003 (6)

10.6	Consulting Agreement dated July 1, 2003, between Heartland Oil and Gas Corp. and Donald Sharpe (8)

10.7	Consulting Agreement dated July 1, 2003, between Heartland Oil and Gas Corp. and Richard Coglon (8)

10.8	Letter Agreement between Topeka-Atchison Gas & Illuminating LLC with Heartland Oil and Gas Inc., dated August 25, 2000 (8)

10.9	Form of Oil and Gas Lease with Option (7)

10.10	Form of Subscription Agreement in connection with private placement of Series A Preferred shares, dated September 24, 2003 (10)

10.11	Purchase and Sale Agreement between Heartland Oil and Gas Corp. and Evergreen Resources, Inc, dated effective September 27, 2004 (12)

10.12	Form of Securities Purchase Agreement in connection with private placement of Series B Preferred shares, dated October 1, 2004 (11)

10.13	Form of Subscription Agreement in connection with the private placement on September 27, 2004 (12)

10.14	Amended Consulting Agreement dated November 1, 2004 with Richard Coglon (13)

10.15	Amended Consulting Agreement dated November 1, 2004 with Donald Sharpe (13)

10.16	Joint Venture Agreement dated April 20, 2005 between Far East International Petroleum Company (14)

10.17	Agreement for Services dated July 19, 2005 with Robert Poley (15)

14.1	Code of Business Conduct and Ethics (10)

21.1	Heartland Oil and Gas Inc., a company incorporated pursuant to the laws of the State of Nevada

23.1	Consent of Staley, Okada & Partners, Independent Auditors *

23.2	Consent of MHA Petroleum Consultants *

31.1	Certification of Chief Executive Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended) *

31.2	Certification of Chief Financial Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended) *

32.1#	Certification of Chief Executive Officer (pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)) *

32.2#	Certification of Chief Financial Officer (pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)) *

*	Filed herewith
#	This certification “accompanies” this Annual Report, is not deemed filed with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

(1)	Incorporated by reference to our Form SB-2 Registration Statement filed with the Securities and Exchange Commission on October 23, 2001.
(2)	Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2002.
(3)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 2, 2002.
(4)	Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2003.
(5)	Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission on July 28, 2003.
(6)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on August 21, 2003.
(7)	Incorporated by reference to our Form 10-KSB/A filed with the Securities and Exchange Commission on October 22, 2003.
(8)	Incorporated by reference to our Form SB-2 Registration Statement filed with the Securities and Exchange Commission on August 29, 2003, as amended.
(9)	Incorporated by reference to our Form SB-2 Registration Statement filed with the Securities and Exchange Commission on February 17, 2004.
(10)	Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2004, as amended on May 27, 2004.
(11)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 6, 2004.
(12)	Incorporated by reference to our Form SB-2 Registration Statement filed with the Securities and Exchange Commission on November 15, 2004.
(13)	Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2005.
(14)	Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2005.
(15)	Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2005.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Heartland has duly caused this report to be signed on its behalf by the undersigned authorized officer.

HEARTLAND OIL AND GAS CORP.

/s/ Philip S. Winner
Phillip S. Winner
President, Chief Executive Officer and Director
August 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Heartland and in the capacities and on the dates indicated.

/s/ Philip S. Winner
Philip S. Winner, Chief Executive Officer and Director
(Principal Executive Officer)
August 16, 2006

/s/ Robert L. Poley
Robert L. Poley, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
August 16, 2006

/s/ Donald Sharpe by Philip S. Winner, Attorney-in-fact
Donald Sharpe, Director
August 16, 2006

/s/ John Martin by Philip S. Winner, Attorney-in-fact
John Martin, Director
August 16, 2006

/s/ Todd Mackintosh by Philip S. Winner, Attorney-in-fact
Todd Mackintosh, Director
August 16, 2006

Item 8. —Financial Statements and Supplementary Data.

Heartland Oil & Gas Corp. (An Exploration Stage Company)

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet as of December 31, 2005 and 2004	F-3

Operations Statement for the years ended December 31, 2005, 2004 and 2003, and for the period from inception (August 11, 2000) through December 31, 2005	F-4

Stockholders’ Equity Statement for the years ended December 31, 2005, 2004 and 2003, and for the period from inception (August 11, 2000) through December 31, 2005	F-5

Cash Flow Statement for the years ended December 31, 2005, 2004 and 2003, and for the period from inception (August 11, 2000) through December 31, 2005	F-7

Financial Statement Notes	F-8

Report of Independent Registered Public Accounting Firm

To the Stockholders of Heartland Oil and Gas Corp.:

We have audited the accompanying balance sheet of Heartland Oil and Gas Corp. (An Exploration Stage Company) (the “Company”) as at December 31, 2005 and 2004 and the related operations statement, stockholders’ equity statement and cash flow statement for each of the years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and 2004, and the results of its operations and its cash flow for each of the years ended December 31, 2005, 2004 and 2003, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is dependent upon financing to continue operations and has suffered recurring losses from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 15 to the financial statements, the Company has restated its financial statements as of December 31, 2005 and 2004 and for the period from inception (August 11, 2000) through December 31, 2005.

“Staley, Okada & Partners”

Vancouver, B.C.	STALEY, OKADA & PARTNERS
24 March 2006, except for notes 7 and 15, as to which the date is July 31, 2006	CHARTERED ACCOUNTANTS

Heartland Oil & Gas Corp.

(An Exploration Stage Company)

Balance Sheet

(As Restated. See Note 15)

	December 31,
	2005 (Audited)	2004 (Audited)
Assets
Current assets:
Cash and cash equivalents	$2,126,156	$13,081,221
Prepaid expense	145,658	332,021
Other current assets	3,849	762

Total current assets	2,275,663	13,414,004

Oil and gas property and equipment, full cost method (Note 3):
Oil and gas property, unproved (Note 3)	1,776,322	34,299,134
Oil and gas property, subject to depletion, proved	1,316,102	—
Pipeline and facilities (Note 3)	2,332,155	1,260,279

Equity investment in Arabian Heartland International Corp. (Note 4 )	4,105,500	—
Impairment of equity investment in Arabian Heartland International Corp.	(4,105,500)	—

Other property and equipment, net of accumulated depreciation of $85,984 and $24,727, respectively	160,797	228,590

Total assets	$7,861,039	$49,202,007

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$282,297	$764,790
Due to related parties (Note 5)	—	10,520

Total current liabilities	282,297	775,310

Long-term debt
Asset retirement obligations (Note 6)	671,140	562,619

Series B Convertible Redeemable Preferred stock - $0.001 par value, 5,000,000 shares authorized, 3,529,412 shares issued and outstanding (liquidation preference: $6,000,000- See Note 7)	5,599,958	5,599,958

Stockholders’ equity
Common stock - $0.001 par value, 100,000,000 shares authorized, 46,737,013 shares issued and outstanding at December 31, 2005, and 50,070,347 shares issued and 46,737,013 shares outstanding at December 31, 2004	46,737	46,737
Additional paid-in capital	46,220,873	45,602,334
Deficit accumulated during the exploration stage	(44,959,966)	(3,384,951)

	1,307,644	42,264,120

Total liabilities and stockholders’ equity	$7,861,039	$49,202,007

See accompanying notes.

Heartland Oil & Gas Corp.

(An Exploration Stage Company)

Operations Statement

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003	Period from Inception (August 11, 2000) Through December 31, 2005
		(As Restated. See Note 15)		(As Restated. See Note 15)
Revenue	$—	$—	$—	$—

Expense:
Impairment of oil and gas property	34,893,028			34,893,028
Impairment of equity investment in Arabian Heartland International Corp.	4,105,500			4,105,500
General and administrative	2,696,777	1,775,681	1,247,295	6,203,253

Total operating expense	41,695,305	1,775,681	1,247,295	45,201,781

Loss from operations	(41,695,305)	(1,775,681)	(1,247,295)	(45,201,781)

Interest income	120,290	92,268	27,902	241,815

Net loss	(41,575,015)	(1,683,413)	(1,219,393)	(44,959,966)

Series A Convertible Redeemable Preferred Stock dividend (Note 7)	—	(1,487,850)	—	(1,487,850)

Series B Convertible Redeemable Preferred Stock dividend (Note 7)	—	(4,447,059)	—	(4,447,059)

Net loss attributable to common shareholders	$(41,575,015)	$(7,618,322)	$(1,219,393)	$(50,894,875

Basic And Diluted Net Loss Per Common Share	$(0.89)	$(.25)	$(.06)

Basic And Diluted Weighted Average Number of Common Shares Outstanding	46,737,013	30,168,000	21,752,000

See accompanying notes.

Heartland Oil & Gas Corp.

(An Exploration Stage Company)

Stockholders’ Equity Statement From Inception (August 11, 2000) To December 31, 2005

(As Restated. See Note 15)

	Common Shares	Common Stock	Additional Paid-In Capital	Stock Subscription Receivable	Deficit Accumulated During the Exploration Stage
Inception, August 11, 2000	—	$—	$—	$—	$—
Common stock issued at $0.005 per share	10,000,000	10,000	40,000	—	—
Common stock issued at $0.35 per share	1,332,429	1,332	465,018	—	—
Net loss	—	—	—	—	(10,004)

Balance, December 31, 2000	11,332,429	11,332	505,018	—	(10,004)
Net loss	—	—	—	—	(43,587)

Balance, December 31, 2001	11,332,429	11,332	505,018	—	(53,591)
Common stock issued at $0.50 per share	880,000	880	439,120	—	—
Recapitalization	7,090,000	7,090	402,313	—	—
Common stock issued at $1.40 per share	280,000	280	391,720	—	—
Issuance of stock warrants as compensation	—	—	219,600	—	—
Net loss	—	—	—	—	(428,554)

Balance, December 31, 2002	19,582,429	19,582	1,957,771	—	(482,145)

Continued

Heartland Oil & Gas Corp.

(An Exploration Stage Company)

Stockholders’ Equity Statement (Continued)

(As Restated. See Note 15)

	Common Shares	Common Stock	Additional Paid-in Capital	Stock Subscription Receivable	Deficit Accumulated During the Exploration Stage
Common stock issued at $1.40 per share	720,000	720	1,007,280	—	—
Exercise of options at $0.50 per share	70,000	70	34,930	—	—
Conversion of debentures at $2.00	121,345	121	242,569	—	—
Conversion of debentures at $1.00	450,016	450	449,566	—	—
Common stock issued at $2.82 per share	602,835	603	1,699,395	—	—
Common stock issued at $3.20 per share	2,754,695	2,755	8,812,268	—	—
Issuance of stock options as compensation	—	—	455,375	—	—
Less: share issue costs	—	—	(892,549)	—	—
Net loss	—	—	—	—	(1,219,393)

Balance, December 31, 2003	24,301,320	24,301	13,766,605	—	(1,701,538)
Common stock issued at $0.35 per share	30,000	30	10,470	—	—
Common stock issued at $0.50 per share	100,000	100	49,900	—	—
Common stock issued at $1.50 per share	23,260,909	23,261	34,868,104	(5,000,000)	—
Cancellation of stock subscription (Note 7)	(3,333,334)	(3,333)	(4,996,667)	5,000,000	—
Issuance of stock options as compensation	—	—	766,069	—	—
Common stock warrants issued with Series A Convertible Redeemable Preferred Stock	—	—	741,371	—	—
Series A Convertible Redeemable Preferred Stock beneficial conversion	—	—	—	—	—
Series A Convertible Redeemable Preferred Stock beneficial conversion	—	—	—	—	—
Preferred stock converted to common stock	2,378,118	2,378	2,441,227	—	—
Less: share issue cost	—	—	(2,044,745)	—	—
Net loss	—	—	—	—	(1,683,413)

Balance, December 31, 2004	46,737,013	46,737	45,602,334	—	(3,384,951)
Issuance of stock options as compensation	—	—	618,539	—	—

Net loss	—	—	—	—	(41,575,015)

Balance, December 31, 2005	46,737,013	$46,737	$46,220,873	$—	$(44,959,966)

See accompanying notes.

Heartland Oil & Gas Corp.

(An Exploration Stage Company)

Cash Flow Statement

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003	Period from Inception (August 11, 2000) Through December 31, 2005
Cash Flow From Operating Activity
Net loss	$(41,575,015)	$(1,683,413)	$(1,219,393)	$(44,959,966)
Adjustments to reconcile net loss to net cash used in operating activity:
Accretion expense	42,762	10,249	0	53,011
Accrued interest on convertible debentures	—	—	22,308	49,061
Stock - based compensation	618,539	766,069	455,375	2,059,583
Depreciation and amortization	98,992	56,986	3,571	159,608
Impairment of oil and gas property	34,893,028	—	—	34,893,028
Impairment of equity investment in Arabian Heartland International Corp.	4,105,500			4,105,500
Decrease (increase) in other assets	(3,087)	(762)	—	(3,849)
Decrease (increase) in prepaid expense	186,364	(305,010)	(22,670)	(145,632)
(Decrease) increase in accounts payable and accrued liabilities	(482,493)	271,454	429,080	511,743

Net cash used in operating activity	(2,115,410)	(884,427)	(331,729)	(3,277,913)

Cash Flow From Investing Activity
Purchase of property and equipment	(19,285)	(230,711)	(16,605)	(269,701)
Acquisition and exploration of oil and gas properties	(4,704,350)	(30,778,662)	(2,117,087)	(39,750,183)
Equity investment in Arabian Heartland International Corp.	(4,105,500)	—	—	(4,105,500)

Net cash used in investing activity	(8,829,135)	(31,009,373)	(2,133,692)	(44,125,384)

Cash Flows From Financing Activity
Increase (decrease) in due to related parties	(10,520)	3,463	(7,051)	221,480
Cash received on recapitalization	—	—	—	15,896
Proceeds from issuance of common stock, net of offering costs	—	27,764,186	10,665,471	39,778,007
Proceeds from issuance of Series A and B Convertible Redeemable Preferred Stock, net of offering cost	—	8,927,898		8,927,868
Proceeds from long-term debt	—	—	—	586,202

Net cash (used in) provided by financing activity	(10,520)	36,695,547	10,658,420	49,529,453

Net (Decrease) Increase in Cash	(10,955,065)	4,801,747	8,192,999	2,126,156
Cash, beginning of period	13,081,221	8,279,474	86,475	—

Cash, end of period	$2,126,156	$13,081,221	$8,279,474	$2,126,156

See accompanying notes

Heartland Oil and Gas Corp.

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

The accompanying consolidated financial statements include the accounts of Heartland Oil and Gas Corp. and its wholly-owned entities. We have eliminated all significant intercompany balances and transactions in consolidation.

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

Oil and Gas Property

We utilize the full cost method to account for our oil and gas property. Accordingly, we capitalize all cost associated with acquisition, exploration and development of oil and gas reserves, including such cost as leasehold acquisition cost, capitalized interest cost relating to unproved property, geological expenditures, tangible and intangible exploration and development cost including direct internal cost, to the full cost pool. When our oil and gas property commences production, we will deplete the capitalized cost, including estimated future cost to develop the reserves and estimated abandonment cost, net of salvage, on the units-of-production method, when a unit is produced, using estimates of proved reserves. We do not amortize cost of unproved property and major development projects, including capitalized interest, if any, until the property commences production. If we determine the future exploration of unproved properties to be uneconomical, we add the cost of such property to the capitalized cost to be amortized.

We apply a ceiling test to the capitalized cost in the full cost pool, in accordance with the provisions of SEC Regulation S-X, Rule 4-10 (c) (4), Limitation on capitalized costs. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. Specifically, we compute the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of property not being amortized; plus (C) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property.

Heartland Oil and Gas Corp.

Financial Statement Notes

For unproved property, we exclude from capitalized cost subject to depletion all cost directly associated with the acquisition and evaluation of unproved property until we determine whether or not proved reserves can be assigned to the property. Until we make such a determination, we assess the property at least annually to ascertain whether impairment has occurred, in accordance with FASB Statement 144, Accounting for Impairment of Long-Lived Assets. In assessing impairment we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, geographic and geologic data, and market values of comparable unproved property being bought and sold by other parties. We recognize an impairment loss only if the carrying amount of an unproved property is not recoverable from its undiscounted cash flow. We measure an impairment loss as the difference between the carrying amount and the fair value of the asset. We add the amount of impairment assessed to the cost to be amortized subject to the ceiling test.

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

Long-Lived Assets

For other than oil and gas properties, and in accordance with FASB Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review the carrying value of intangible assets and other long-lived assets on a regular basis for the existence of facts or circumstances that may suggest impairment. We recognize impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. We measure impairment losses, if any, as the excess of the carrying amount of the asset over its estimated fair value.

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

Financial Instruments and Concentration of Credit Risk

We carry substantially all of our assets and liabilities at fair value or contracted amounts that approximate fair value. We make estimates of fair value at a specific point in time, based on relative market information and information about the financial instrument, specifically, the value of the underlying financial instrument. Assets that we record at fair value are primarily cash and other assets, which we carry at contracted amounts that approximate fair value. Our liabilities consist of

Short-term liabilities are recorded at contracted amounts that approximate fair value. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash in excess of the federally insured amount of $100,000. To date, we have not incurred a loss relating to this concentration of credit risk.

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

Heartland Oil and Gas Corp.

Financial Statement Notes

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

Had we measured compensation cost based on the fair value of the options at the grant date for the years ended December 31, 2005, 2004 and 2003 consistent with the method prescribed by Statement 123, we would have increased our net loss and loss per common share to the pro forma amounts indicated below:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Net loss, as reported	$(41,575,015)	$(1,683,413)	$(1,219,393)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects of $0, $0 and $0, respectively	618,539	766,069	455,375
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects of $0, $0 and $0 respectively	(1,402,458)	(1,753,970)	(550,456)

Pro forma net loss	$(42,358,934)	$(2,671,314)	$(1,314,474)

Basic and diluted loss per share:

As reported	$(0.89)	$(0.06)	$(0.06)
Pro forma	$(0.91)	$(0.09)	$(0.06)

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

Heartland Oil and Gas Corp.

Financial Statement Notes

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

Note 3 - Gas Property

Capitalized Cost Relating to Gas Producing Activity

	December 31,
	2005	2004
Unproved gas property	$36,669,350	$34,299,134
Proved gas property	1,316,102	—

	37,985,452	34,299,134
Accumulated impairment	(34,893,028)	—

Net capitalized cost	$3,092,424	$34,299,134

Cost Incurred in Gas Property Acquisition, Exploration and Development Activity

	Year Ended December 31,			Inception To December 31, 2005
	2005	2004	2003
Acquisition of unproved property	$160,482	$21,927,100	$839,081	$24,459,919
Exploration cost	2,209,734	8,104,863	1,278,006	12,209,731
Cost of development of gas gathering facilities	1,106,703	—	—	1,106,703

Total	$3,476,919	$30,031,963	$2,117,087	$37,776,353

Results of Operations for Producing Activity

	Year Ended December 31,			Inception To December 31, 2005
	2005	2004	2003
Valuation provisions	$(34,893,028)	—	—	$(34,893,028)

Results of operations from producing activity (excluding corporate overhead)	$(34,893,028)	—	—	$(34,893,028)

Heartland Oil and Gas Corp.

Financial Statement Notes

Property Purchase from Evergreen Resources

In October 2004 we acquired 766,000 acres of prospective coalbed methane property in the Forest City Basin in Northeastern Kansas from Evergreen Resources, Inc. for $22,588,297. Below is the asset allocation we made on this purchase.

Cost of Acquisition:
Cash payments	$22,437,541
Legal fees	120,502
Lease brokerage fees	19,237
Accounting fees	10,720
Other	297

Total cost of acquisition	$22,588,297

Allocation:
Coalbed methane mineral leases	$19,921,397
Tangible support equipment	1,467,313
Gathering pipeline pipe	854,391
Inventory-well site equipment	391,573
Two water trucks	204,618
Asset retirement obligation	(276,953)
Other equipment	25,958

$22,588,297

Gas Property, Unproved

The total cost incurred and excluded from depletion is summarized as:

	Acquisition Cost	Exploration Cost	Impairment	Total
Cost incurred during periods ended:
December 31, 2005	$160,482	$2,209,734	$(34,893,028)	$(32,522,812)
December 31, 2004	21,927,100	8,104,863	—	30,031,963
December 31, 2003	839,081	1,278,006	—	2,117,087
December 31, 2002	917,003	—	—	917,003
December 31, 2001	506,253	591,875	—	1,098,128
December 31, 2000	110,000	24,953	—	134,953

Totals	$24,459,919	$12,209,431	$(34,893,028)	$1,776,322

Undeveloped property, Bourbon Arch, Northeast Kansas

The current status of our significant property excluded from depletion is below. If we are able to raise sufficient funding, we anticipate a development program in 2006 of as much as $15 million to develop the property.

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

Heartland Oil and Gas Corp.

Financial Statement Notes

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

Development of unproved property

As of March 1, 2006, we held 969,557 acres. As of December 31, 2005, we had established proved reserves on 1,920 acres. We are currently seeking additional capital to fund a 100-well drilling program which we will commence shortly after raising the funds, although we cannot assure that we will be successful in raising the funds. Should we obtain the capital we project that we will drill the 100 wells at the rate of 14 wells per month. If the drilling is successful it will establish proved reserves to be added to our amortization computation at the rate of 2,240 acres per month. If the 100 well program is fully successful it will add 16,000 acres to our amortization computation. Upon completion of the 100-well drilling program we will evaluate the results as a basis for seeking capital for development of our remaining acreage. Because of the uncertainty described above we cannot currently anticipate the timing of development beyond the 100 well program.

Oil and Gas Property, Proved

In 2005 we entered into sales agreements and committed funds necessary to establish sales from the 16 Lancaster wells. Our proved oil and gas property will be subject to depletion once our sales commence in 2006. We initiated continuous gas sales on February 21, 2006. We retained MHA Petroleum Consultants to perform an external audit of our Lancaster project. There is further discussion on the reserves in Note 14.

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

Cost associated with our pipeline and facilities includes:

	Cost	Accumulated Amortization	December 31, 2005 Net Carrying Value	December 31, 2004 Net Carrying Value
Pipeline and Processing Facilities (1)	$1,106,703	$—	$1,106,703	$—
Salt Water Disposal Systems	1,299,069	73,617	1,225,452	1,260,279

	$2,405,772	$73,617	$2,332,155	$1,260,279

(1)	The pipeline and processing facilities were not completed and functional as of December 31, 2005; consequently no depreciation was taken. They will be depreciated beginning in 2006.

Impairment

In 2005 we recorded an impairment arising from the expiration of certain leases of $73,917, and an impairment of $14,412,743 arising from the oil and gas leases we abandoned in the Forest City Basin in northeast Kansas. In 2005 we also recorded an impairment of $17,112,416 on exploration pilots in the northern part of our acreage, and two coalbed methane exploration pilots in the southern part of our acreage, all in northeast Kansas. We include the impairment losses in exploration expense. We recorded the impairments as of September 30, 2005. The fair value of our impaired unproved property at September 30, 2005, was zero.

Heartland Oil and Gas Corp.

Financial Statement Notes

In October 2004 we closed the purchase of the unproved gas property from Evergreen Resources. With the acquisition, we concluded we needed an operations office to manage our property in the region of the property, which we opened on November 1, 2004, in Denver. From November 2004 into June 2005 we engaged into our Denver office our chief operating officer, our vice president of operations, our controller and our chief financial officer to manage our oil and gas operations. The responsibilities of this team included the development and evaluation of our U.S. gas property and other responsibilities.

From inception to the present all of our U.S. gas property is located in northeastern Kansas. Operationally we have viewed that property in two geographic areas, the northern area and the southern area. Prior to the Evergreen purchase, Evergreen had drilled several gas wells in the northern area. Those wells vented methane as well as impurities including nitrogen. Evergreen had injected nitrogen to fracture the mineral formations from which the gas was produced, a procedure commonly used for increasing gas production. At the time of the purchase we anticipated that the nitrogen production would decrease as the nitrogen introduced in the fracturing was produced. We monitored the impurity production from October 1, 2004, forward.

The nitrogen production caused the wells to be uneconomical. By June 2005 the nitrogen production had not yet declined to economic levels. Accordingly, we concluded that we would not as a company incur more exploration cost on the northern property. However, we believed that, given the steady increase in the price of natural gas, other companies with more capital would be interested in purchasing the northern property, likely for an amount equal to or greater than our book value. Accordingly, on July 5, 2005, we engaged a lease broker to find buyers for the leases we had decided not to retain.

The broker conducted a marketing campaign in an effort to find buyers for the leases. The broker established October 31, 2005, as the closing date for prospective buyers to make offers on the property. On October 31, 2005, the broker advised us that, although there were interested parties, it had yet received any offers for any of the leases. Because we had not yet finalized the accounting for the quarter ended September 2005, we fully impaired those leases as of September 30, 2005.

As of December 31, 2004, we had concluded that no impairment related to the above property was necessary because we had just acquired most of the property three months earlier and had just begun our evaluation of the property.

At December 31, 2005, we owned unproved property in northeast Kansas with a cost of $1,776,322 which we did not impair because the fair value of the property exceeded the cost.

During the fourth quarter of 2005, we computed a ceiling test limitation that was charged against our oil and gas property of $3,293,952 that is reflected as impairment of oil and gas property in the operations statement.

To summarize our impairment assessment process during 2005, we can group all of our gas property into three groups:

1.	Our Bourbon Arch property which was under development in 2005 (or immediately adjacent to property under development) and on which we established proved reserves as of December 31, 2005. We evaluated this property for impairment at December 31, 2005, by use of the ceiling test, as described above.

2.	Our Forest City property which we decided to offer for sale in 2005. We fully impaired this property at September 30, 2005, as described above.

3.	Our unproved Bourbon Arch property which we concluded we would not offer for sale in 2005. We assessed this property for impairment at December 31, 2005, and determined that it was not impaired because the fair value of the property exceeded the cost.

Note 4. Equity investment in Arabian Heartland International Corp.

In April 2005, we and Far East International Petroleum Corp. (FEIPCO), entered into a joint venture agreement (“JV”). Under the JV, the parties were to pursue contracts in Southern Iraq relating to drilling, production, and marketing of hydrocarbons, as well as procurement of oilfield services. The parties were to form an operating company called Arabian Heartland International Corp, through which joint venture opportunities were to be pursued.

We held a 35% interest in the venture. FEIPCO held 60% and Richard Coglon, our former CEO, held 5% (through an entity he controlled). Our board of directors approved each interest. In April 2005 we advanced $4,105,500 to FEIPCO, representing our 35 percent share of $10,730,000 camp construction and equipping cost, and $1,000,000 bid bond.

In September 2005 we received a notice from FEIPCO terminating the JV agreement and claiming that $1,600,000 is owed as part of the joint venture. We are currently conducting a due diligence investigation of FEIPCO and the merits of these claims. We sent correspondence denying any liability to FEIPCO with respect to the claims asserted and will vigorously defend any arbitration or other legal action based upon such claims. To our knowledge, FEIPCO has not commenced a legal action; accordingly, we have concluded that the likelihood of a further loss on this matter is remote.

Heartland Oil and Gas Corp.

Financial Statement Notes

Note 5 - Related Party Transactions

The amount due to related parties represented non-interest bearing expense reimbursements to directors and officers, which were subsequently paid.

We entered into management consulting agreements dated October 1, 2004, as amended, with a director for the payment of management fees of $7,500 per month, for a term of two years, and with our former Chief Executive Officer for the payment of $16,666 per month, for a term of one year.

During the year ended December 31, 2005, we incurred $391,203 (2004—$187,731) in management and consulting fees to our directors and officers. The $391,203 includes $100,000 incurred to our CEO as part of a termination package.

Note 6 - Asset Retirement Obligations

	Year Ended December 31, 2005	Year Ended December 31, 2004
Beginning asset retirement obligations	$562,619	$—
Additions related to new property	—	276,953
Liabilities incurred	65,758	275,417
Accretion	42,763	10,249

Total asset retirement obligations	$671,140	$562,619

Note	7 - Preferred Stock

In 2005 we had no preferred stock transactions.

During 2004 the following transactions occurred:

Series A Convertible Redeemable Preferred Stock

•	In January 2004, we completed the sale of 995,305 units at $3.20 per unit for proceeds of $3,184,976, before issue cost. Each unit consisted of one share of Series A Convertible Redeemable Preferred Stock and one half of a common stock purchase warrant exercisable at $3.84 per whole warrant until January 13, 2007. The preferred shares have certain liquidation preferences and participation rights in future equity financings.

•	The holder of a preferred share can redeem the preferred shares under certain circumstances.

•	We can redeem the preferred shares up to 12 months, 24 months and thereafter for 112%, 124% and 136%, respectively, of the conversion price of $3.20.

•	The holders of the preferred shares can immediately convert their preferred shares into common shares at any time on a one-for-one basis.

•	The holders of the preferred shares could participate in any subsequent equity financing, and use either cash or their preferred shares as currency based on a price of $3.584, equal to 112% of the $3.20 per unit.

•	We may require the holder of a Series A Convertible Redeemable Preferred Stock to convert their preferred shares into common shares at any time following

•	at least 18 months from the issuance date and

•	at any time that our shares have traded at or above 200% of the conversion price of $3.20 for 10 consecutive days.

The proceeds from the offering were allocated $2,443,605 to the Series A Convertible Redeemable Preferred Stock and $741,371 to the common stock warrants based on their relative fair values at the date of issuance. Because, at the date of issuance, the value of the common stock of $3.95 per share exceeded the allocated price of $3.20 per share by $0.75 per share, the Company reflected a dividend from the beneficial conversion of $1,487,850, equal to the product of the 995,305 shares and the $0.75 per share plus the value ascribed to the warrants.

Heartland Oil and Gas Corp.

Financial Statement Notes

The beneficial conversion at issuance of $0.75 associated with converting preferred shares into common shares exceeded the beneficial conversion of $0.384 associated with participating in any subsequent equity financing and, consequently, there was no event reflected in the financial statements subsequent to the issuance date. In addition, the equity participation conversion option continuously reset as the underlying stock price increased or decreased so as to provide a fixed value of common stock to the holder at any conversion date and, consequently, the Series A Convertible Redeemable Preferred Stock was considered stock-settled and the contingent beneficial conversion option provisions of Emerging Issues Task Force Issue 98-5 did not apply when the reset subsequently occurred.

There was no resulting impact to our balance sheet and shareholders’ equity statement. The dividend of $1,487,850 was reflected on our operations statement to derive net loss attributable to common shareholders and net loss per common share attributable to common shareholders.

On October 1, 2004, the holders of 995,305 Series A Convertible Redeemable Preferred Stock converted their shares into 2,378,118 shares of common stock for no additional consideration to us. At December 31, 2004, there is no Series A Convertible Redeemable Preferred Stock outstanding.

Series B Convertible Redeemable Preferred Stock

•	In September 2004, we completed the sale of 3,529,412 shares of Series B Convertible Redeemable Preferred Stock at $1.70 per share for proceeds of $6,000,000, before issue cost. The preferred shares have certain liquidation preferences and participation rights in future equity financings.

•	The holder of a preferred share can redeem the preferred shares under the circumstances described below.

•	We can redeem the preferred shares up to 12 months, 24 months and thereafter for 112%, 124% and 136%, respectively, of the conversion price of $1.70.

•	The holders of the preferred shares can convert their preferred shares into common shares at any time on a one-for-one basis.

•	We may require the holder of a Series B Convertible Preferred Stock to convert their preferred shares into common shares at any time following

•	At least 18 months from the issuance date; and

•	At any time that our shares have traded at or above 200% of the conversion price of $1.70 for 10 consecutive days.

Series B Redemption Rights:

The Series B, Convertible Preferred Stock which we issued has certain provisions allowing redemption by the holder. Upon the occurrence of a redemption event the holders of the Series B preferred shares will have the right to require us to purchase their shares for cash for an amount equal to a redemption amount specified by the Preferred Share Certificate of Designation of Preferences and Rights. The redemption amount is $6,720,000 as long as the market price of our common stock is below $1.90.

The triggering events for redemption by the holder are:

(i)	Our common stock is suspended from trading for an aggregate of ten or mores days in any twelve month period.

(ii)	The registration statement associated with Series B preferred shares is not declared effective by the 120th day after the issuance date or after the registration statement has been declared effective cannot be utilized by the holders for an aggregate of more than 20 days.

(iii)	We fail to remove any restrictive legend on any certificate of any common stock issued to the holders of Series B preferred stock issued upon conversion of the Series B preferred stock as required by the certificate of designation and the failure to remove the restrictive legend remains uncured for five business days after we have been notified.

(iv)	We provide notice to any Series B preferred stock holder of our intention to not issue common stock to any Series B preferred stock holder upon conversion in accordance with the Certificate of Designation.

(v)	We make an assignment for the benefit of creditors or apply for the appointment of a receiver or trustee for a substantial part of our property or assets.

(vi)	Bankruptcy, insolvency, reorganization or liquidation or other proceedings for the relief of debtors is instituted by or against us that is not dismissed within 60 days of the initiation.

(vii)	We,

a)	sell, convey or dispose of substantially all of our assets;

Heartland Oil and Gas Corp.

Financial Statement Notes

b)	merge, consolidate or engage in a business combination that results in

i.	our common shareholders immediately prior to the transaction having the right to vote 50% or less of the total outstanding voting stock of the surviving entity or,

ii.	our board of directors immediately prior to the transaction comprise 50% or less of the board of directors of the surviving entity;

c)	either

i.	fail to pay, when due, any third party indebtedness in excess of $250,000 other than payments we contested in good faith;

ii.	default on any agreement where the default would or is likely to have a material adverse effect on us;

d)	have 35% of our voting stock owned beneficially by a single person or group;

(viii)	We breach any material term in either the Series B Share Purchase Agreement or Registration of Rights Agreement.

Series B Beneficial Conversion

Because, at the date of issuance, the value of the common stock of $2.96 exceeded the conversion price of $1.70 by $1.26, we reflected a dividend from the beneficial conversion of $4,447,059, equal to the product of the 3,529,412 shares and the $1.26. There was no resulting impact to our balance sheet and shareholders’ equity statement. The dividend of $4,447,059 was reflected on our operations statement to derive net loss attributable to common shareholders and net loss per common share.

Series B Liquidation Preference

The Series B preferred stock has a liquidation preference of $1.70 per share, which is $6,000,000 on the 3,529,412 Series B shares outstanding, except that if the market price of the common stock immediately prior to a Liquidation Event is greater than $1.70 per share, then the liquidation preference of the Series B will be the market price of the common stock.

Note 9 - Common Stock

During 2005 we had no common stock transactions.

During 2004 the following transactions occurred:

•	On September 30, 2004, we completed the sale of 23,260,909 shares of common stock at $1.50 per share for proceeds of $34,891,365, before issue cost. However, one subscriber for 3,333,334 common shares for proceeds of $5,000,000 failed to complete their purchase and did not remit the purchase price. In 2005 we cancelled these unpaid shares. Accordingly, the previous $5,000,000 stock subscription has been reversed as at December 31, 2004, and the 3,333,334 shares of common stock have been excluded from total common shares outstanding. In 2004 we filed a lawsuit against the subscriber to recover committed funds. However, we believe that the subscriber is no longer in business, it is unlikely we will recover the funds.

•	During 2004 we issued 100,000 shares of common stock at $0.50 per share for proceeds of $50,000 and 30,000 shares of common stock at $0.35 per share for proceeds of $10,500 from the exercise of stock options.

During 2003, the following transactions occurred:

•	In March 2003, we sold 690,000 units at $1.40 for proceeds of $966,000. Each unit consisted of one share of common stock and one common stock purchase warrant, exercisable at a price of $1.75 per share until August 31, 2004. We relied on the provisions of Regulation S promulgated under the Securities Act of 1933, for the issuance of the shares.

•	In May 2003, we sold 30,000 units at $1.40 for proceeds of $42,000. This sale included the “Regulation S” private placement of 1,000,000 units at $1.40 per unit.

•	We issued 121,345 units at a price of $2.00 for the conversion of $242,690 (including interest of $20,242) outstanding on a convertible debenture. Each unit consisted of one share of common stock and one common stock purchase warrant, exercisable at $2.00 per share expiring on December 31, 2004.

•	We issued 602,836 units at $2.82 per unit for proceeds of approximately $1,700,000 from a private placement. Each unit consisted of one share of common stock and one-half share purchase warrant exercisable at $3.38 per warrant expiring on June 24, 2006.

Heartland Oil and Gas Corp.

Financial Statement Notes

•	The holder of a convertible debenture for $450,016 (including interest of $15,016) converted the debenture into 450,016 units at a price of $1.00 per unit on June 30, 2003. Each unit consisted of one share of common stock and one common stock purchase warrant, exercisable at $1.00 per share expiring on December 31, 2004.

•	In August 2003, we issued 2,754,695 units at $3.20 per unit for proceeds of $8,815,024 pursuant to a private placement. Each unit consisted of one share of common stock and one-half share purchase warrant exercisable at $3.84 per warrant expiring on August 19, 2006.

•	During the year ended December 31, 2003 we issued 70,000 shares at $0.50 per share for proceeds of $35,000 from the exercise of stock options.

Note 10 - Stock Options and Warrants

Options

A summary of the changes in our common share purchase options is below:

	December 31, 2005		December 31, 2004
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Balance, beginning of year	2,950,000	$1.25	1,200,000	$0.50
Granted	3,025,000	$.40	1,880,000	$1.67
Exercised			(130,000)	$(0.47)
Forfeited / Expired	(1,170,000)	$(.63)	—	—

Balance, end of year	4,805,000	$.87	2,950,000	$$1.25

Additional information regarding options outstanding at December 31, 2005 is:

	Outstanding			Exercisable
	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Vested Number of shares	Exercise prices
$ 0.00 - $ 1.00	3,075,000	8.03	$0.40	2,020,000	$0.40
$ 1.01 - $ 2.00	1,730,000	3.95	$1.69	1,130,000	$1.68

	4,805,000	6.56	$0.87	3,150,000	$0.86

Warrants

Below is a summary of our warrant activity:

	Warrants	Exercise Price	Expiration Dates
Outstanding at December 31, 2004	2,339,377	$3.38- $3.84	2006-2007
Outstanding at December 31, 2005	2,339,377	$3.38- $3.84	2006-2007
Outstanding at March 31, 2006	2,339,377	$3.38- $3.84	2006-2007

In June 2003 we sold 602,836 units at $2.82 per unit for total proceeds of $1,699,998. Each unit consisted of one common share and one half of a common stock purchase warrant exercisable at $3.38 per whole warrant until June 24, 2006. We issued 25,223 commission warrants (whole warrants) exercisable at $3.38 per warrant until June 24, 2006, in relation to this offering.

Heartland Oil and Gas Corp.

Financial Statement Notes

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

Note 11 – Supplemental Disclosure for Non-cash Investing and Financing Activity

	Year Ended December 31, 2005	Year Ended December 31, 2004	Period from Inception (Aug. 11, 2000) Through December 31, 2005
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Note payable converted to convertible debenture	$—	$—	$201,510
Advances received on long-term debt relieved upon reverse acquisition	$—	$—	$586,202
Conversion of convertible debentures including interest to common stock	$—	$—	$692,706

a) In a prior year we acquired 72% of the capital stock of Adriatic Holdings Limited for 100% of the capital of Heartland Oil & Gas, Inc. in a reverse acquisition. In connection with the reverse acquisition, we assumed the following liabilities:

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

Note 13 - Income Tax

At December 31, 2005, we had approximately $14,550,000 in US federal and state net operating loss carryforwards, expiring through 2025. We incurred portions of such net operating loss carryforwards prior to September 17, 2002, our reverse acquisition date. As such, we anticipate limitations to the use of these carryforwards under Internal Revenue Code Section 382. We provide for deferred taxes arising from temporary differences in the book and tax carrying amounts of assets and liabilities. Temporary differences arise primarily from differences in reporting stock-based compensation and intangible drilling and completion cost. We have fully reserved the deferred tax assets that arise from such operating loss carryforwards and temporary differences of approximately $6,160,000 and $3,510,000 at December 31, 2005 and 2004, respectively, in the accompanying financial statements as follows. For 2005 and 2004, the valuation allowance established against the deferred tax assets increased by $2,650,000 and $2,490,000, respectively.

Heartland Oil and Gas Corp.

Financial Statement Notes

	December 31, 2005	December 31, 2004
Net operating loss deduction	$5,600,000	$2,950,000
Stock-based compensation	560,000	560,000

Total Deferred Tax Asset	6,160,000	3,510,000
Valuation Allowance	(6,160,000)	(3,510,000)

Net Deferred Tax Asset	$—	$—

Reconciliation of the differences between the statutory tax rate and the effective tax rate is:

	For the years ended December 31,
	2005	2004
Federal statutory tax rate	34.0%	34.0%
State Tax Rate	4.5%	4.5%

Effective Tax Rate	38.5%	38.5%
Valuation Allowance	(38.5)%	(38.5)%

Net Effective Tax Rate	—	—

Note 14 - Disclosures About Gas Producing Activity (Unaudited)

Reserve Quantity Information

At December 31, 2005, the estimated gas reserves presented in this report were derived from reports prepared by MHA Petroleum Consultants, an independent petroleum engineering firm. We caution that there are many inherent uncertainties in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available, and these changes could be material.

The property included in the gas reserve estimates presented below were connected to Heartland Gas Gathering in February, 2006. There were no sales in the year ended December 31, 2005.

Proved gas reserves are the estimated quantities of natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are reserves expected to be recovered through existing wells with existing equipment and operating methods.

Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled.

Estimated Reserve Quantities

Estimated quantities of proved and proved developed reserves (all of which are located within the United States), as well as the changes in proved reserves, are presented in the following table:

Reserve Quantity Information

Natural Gas (mcf)
Proved reserves at December 31, 2004	—
Extensions and discoveries	1,046,900

Proved reserves at December 31, 2005	1,046,900

Proved developed reserves at December 31, 2005	284,781

Heartland Oil and Gas Corp.

Financial Statement Notes

Standardized Measure of Discounted Future Net Cash Flow

The table below presents a standardized measure of the estimated discounted future net cash flow attributable to our proved gas reserves. Estimated future cash inflow was computed by applying a year-end price of $7.77 per thousand cubic feet (Mcf) of natural gas to the estimated future production of proved gas reserves at December 31, 2005. We had no proved reserves at December 31, 2004, 2003 and 2002. We compute the future production and development cost by estimating the expenditures to be incurred in developing and producing the proved gas reserves at the end of the year, based on end-of-year prices, assuming continuation of existing economic conditions. We calculated future income tax expense using year-end statutory tax rates. Discounting the annual net cash flow at 10% shows the impact of timing on the future cash flow.

Standardized Measure of Estimated Discounted Future Net Cash Flow

December 31, 2005
Future cash inflow	$8,136,000
Future production cost	(3,762,717)
Future development cost	(2,120,000)
Future income tax expense	(766,116)

Future net cash flow	1,487,167
10% annual discount for estimated timing of cash flow	(622,740)

Standardized measure of discounted future net cash flow	$864,427

The following table summarizes the principal factors comprising the changes in the standardized measure of estimated discounted net cash flow for the year ended December 31, 2005.

Changes in Standardized Measure of Estimated Discounted Net Cash Flow

Year Ended December 31, 2005
Standardized measure, beginning of year	$—
Extensions and discoveries	864,427

Standardized measure, end of year	$864,427

The December 31, 2005, independent evaluation of our proved reserves was the first evaluation of proved reserves we have had prepared. The entire amount of our proved reserves at December 31, 2005, came from discoveries in 2005.

Note 15 – Restatement of Financial Statements

We have determined that, in certain cases, we did not comply with accounting principles generally accepted in the United States in the preparation of our financial statements for the years ended December 31, 2005, and 2004, and for the period from inception (August 11, 2000) through December 31, 2005, and accordingly, we have restated the annual financial statements in this Annual Report on Form 10-K/A (Amendment No. 2).

The financial statements have been restated to reflect our Series B Convertible Redeemable Preferred Stock as a separate line item outside of permanent equity. The restatements are consistent with guidance in Emerging Issues Task Force (“EITF”) No. D-98, Classification and Measurement of Redeemable Securities.

The financial statements have also been restated to reflect the beneficial conversion feature as of the date of issuance of its Series A and Series B Convertible Redeemable Preferred Stock, and the allocation of value to warrants that were attached to the Series A Convertible Redeemable Preferred Stock. The restatements are consistent with guidance in EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

The financial statements have also been restated to reflect the discount, resulting from the allocation of proceeds to the beneficial conversion feature, as a return to the preferred shareholders at the date of issuance (the date that the preferred shareholders could

Heartland Oil and Gas Corp.

Financial Statement Notes

convert their shares of preferred stock into shares of common stock on a one-for-one basis) The dividend is analogous to a dividend and as such affects net loss attributable to common shareholders, and net loss per share attributable to common shareholders. The restatements are consistent with guidance in EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and Financial Accounting Standards Board Statement of Standards No. 128, Earnings Per Share.

None of these items affect revenue or cash expenses.

We are filing, commensurate herewith, a restated March 31, 2006, Quarterly Report on Form 10-Q/A (Amendment No. 1) to show the effect of certain matters discussed above.

Balance Sheet Amounts

	December 31, 2005, and 2004
	As Previously Reported	Adjustment	As Restated
Series B Convertible Redeemable Preferred stock - $0.001 par value, 5,000,000 shares authorized, 3,529,412 shares issued and outstanding (liquidation preference: $6,000,000)	—	$5,599,958	$5,599,958

	December 31, 2005
	As Previously Reported	Adjustment	As Restated
Stockholders’ Equity:

Preferred stock	$3,529	$(3,529)	$—
Common stock	46,737	—	46,737
Additional paid in capital	51,817,302	(5,596,429)	46,220,873
Deficit accumulated during the exploration stage	(44,959,966)	—	(44,959,966)

Total shareholders’ equity	$6,907,602	$(5,599,958)	$1,307,644

	December 31, 2004
	As Previously Reported	Adjustment	As Restated
Stockholders’ Equity:

Preferred stock	$3,529	$(3,529)	$—
Common stock	46,737	—	46,737
Additional paid in capital	51,198,763	(5,596,429)	45,602,334
Deficit accumulated during the exploration stage	(3,384,951)	—	(3,384,951)

Total shareholders’ equity	$47,864,078	$(5,599,958)	$42,264,120

Heartland Oil and Gas Corp.

Financial Statement Notes

Operations Statement Amounts

	For the year ended December 31, 2004
	As Previously Reported	Adjustment	As Restated
Net loss	$(1,683,413)	—	$(1,683,413)
Series A Convertible Redeemable Preferred stock dividend	—	(1,487,850)	(1,487,850)
Series B Convertible Redeemable Preferred stock dividend	—	(4,447,059)	(4,447,059)

Net loss attributable to common shareholders	$(1,683,413)	$(5,934,909)	$(7,618,322)

Net loss per share attributable to common shareholders	$(0.06)	$(0.19)	$(0.25)

	For the period from inception (August 11, 2000) through December 31, 2005
	As Previously Reported	Adjustment	As Restated
Net loss	$(44,959,966)	—	$(44,959,966)
Series A Convertible Redeemable Preferred stock dividend	—	(1,487,850)	(1,487,850)
Series B Convertible Redeemable Preferred stock dividend	—	(4,447,059)	(4,447,059)

Net loss attributable to common shareholders	$(44,959,966)	$(5,934,909)	$(50,894,875)

Shareholders’ Equity Statement Amounts

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital
Balance, December 31, 2004, As Reported	3,529,412	$3,529	46,737,013	$46,737	$51,198,763
Adjustments:
Series A Convertible Redeemable Preferred stock reflected outside permanent capital	—	—	—	—	(3,182,598)
Proceeds from Series A Convertible Redeemable Preferred Stock allocated to warrants	—	—	—	—	741,371
Series A Convertible Redeemable Preferred Stock converted to Common Stock	—	—	—	—	2,441,227
Series B Convertible Redeemable Preferred stock reflected outside permanent capital	(3,529,412)	(3,529)	—	—	(5,596,429)

Balance, December 31, 2004, As Restated	—	—	46,737,013	$46,737	$45,602,334