Form 10-Q/A
period 2006-03-31
HEARTLAND OIL & GAS CORP
filed 2006-08-17
CIK 1075636

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Explanatory Note

We have determined that, in certain cases, we did not comply with accounting principles generally accepted in the United States in the preparation of our 2005 and 2004 financial statements, and accordingly, we have restated the financial statements in our 2005 Annual Report on Form 10-K/A (Amendment No. 2).

As discussed more fully in Note 5, “Restatement of Financial Statements”, to the financial statements in Item 1 of this Form 10-Q/A (Amendment No. 1), the financial statements have been restated to classify our Series B Convertible Redeemable Preferred Stock outside of permanent equity. The restatement is consistent with guidance in Emerging Issues Task Force (“EITF”) No. D-98, Classification and Measurement of Redeemable Securities.

Pursuant to Regulation S-X, Article 10-01(a)(5), footnote disclosure which would substantially duplicate the disclosure contained in the most recent annual report to security holders or latest audited financial statements, such as a statement of significant accounting policies and practices, details of accounts which have not changed significantly in amount or composition since the end of the most recently completed year, and detailed disclosures prescribed by Rule 4-08 of the Regulation may be omitted. Certain disclosures that were previously presented in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 are duplications of information previously disclosed in the aforementioned Annual Report on Form 10-K/A (Amendment No. 2) and, consequently, have been omitted from this Form 10-Q/A (Amendment No. 1).

The information contained in the Liquidity and Capital Resources section is as of May 15, 2006. Please see our Quarterly Report for the quarter ended June 30, 2006 for more current information.

Item 1.	Financial Statements.

Heartland Oil and Gas Corp.

Balance Sheet

	March 31, 2006 (Unaudited)	December 31, 2005 (Audited)
	(As Restated See Note 5)
Assets
Current assets:
Cash and cash equivalents	$855,073	$2,126,156
Prepaid expense	110,547	145,658
Other current assets	150,891	3,849

Total current assets	1,116,511	2,275,663
Oil and gas property, full cost method
Unproved	1,711,008	1,776,322
Proved	1,245,537	1,316,102
Pipeline and facilities, net of accumulated depreciation of $98,452 and $73,617, respectively	2,579,100	2,332,155
Equity investment in Arabian Heartland International Corp.	4,105,500	4,105,500
Impairment of investment in Arabian Heartland International Corp.	(4,105,500)	(4,105,500)
Other property and equipment, net of accumulated depreciation of $103,233 and $85,984, respectively	150,446	160,797

Total Assets	$6,802,602	$7,861,039

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$269,798	$282,297

Long-term liabilities:
Asset retirement obligations	212,753	671,140

Series B Convertible Redeemable Preferred Stock - $0.001 par value, 5,000,000 shares authorized, 3,529,412 shares issued and outstanding at March 31, 2006, and December 31, 2005 (liquidation preference: $6,000,000)	5,599,958	5,599,958

Stockholders’ equity:
Common stock - 0.001 par value, 100,000,000 shares authorized, 46,737,013 shares issued and outstanding at March 31, 2006, and December 31, 2005	46,737	46,737
Additional paid-in capital	46,352,442	46,220,873
Accumulated deficit	(45,679,086)	(44,959,966)

	720,093	1,307,644

Total Liabilities And Stockholders’ Equity	$6,802,602	$7,861,039

See accompanying notes.

Heartland Oil and Gas Corp.

Operations Statement

(Unaudited)

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
Natural gas sales	$56,704	$—

Expense
Lease operating expense	60,177	—
Impairment expense	115,459	9,809,527
General and administrative expense	609,639	685,005

Total operating expense	785,275	10,494,532

Loss From Operations	(728,571)	(10,494,532)
Interest income	9,451	47,809

Net Loss	$(719,120)	$(10,446,723)

Basic And Diluted Net Loss Per Common Share	$(0.02)	$(0.22)

Basic And Diluted Weighted Average Number Of Common Shares Outstanding	46,737,000	46,737,000

The accompanying notes are an integral part of these statements

Heartland Oil and Gas Corp.

Cash Flow Statement

(Unaudited)

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
Cash Flow From Operating Activity
Net loss	$(719,120)	$(10,446,723)
Adjustments to reconcile net loss to net cash used in operating activity:
Accretion expense	4,539	7,910
Stock – based compensation	131,569	257,880
Depreciation and amortization	82,084	57,749
Impairment expense	115,459	9,809,527
Increase in other assets	(147,042)	(161)
Decrease in prepaid expense	35,111	14,900
Decrease in accounts payable and accrued liabilities	(12,499)	(309,704)
Decrease in asset retirement obligation – well plugging costs paid	(502,109)	—

Net cash used in operating activity	(1,012,008)	(608,622)

Cash Flow From Investing Activity
Proceeds from sale of well equipment	139,166	—
Purchase of property and equipment	(6,898)	(7,031)
Acquisition and exploration of oil and gas property	(391,343)	(2,124,248)

Net cash used in investing activity	(259,075)	(2,131,279)

Cash Flow From Financing Activity
Decrease in due to related parties	—	(10,493)

Net cash used in financing activity	—	(10,493)

Net decrease in cash	(1,271,083)	(2,750,394)
Cash, beginning of period	2,126,156	13,081,221

Cash, end of period	$855,073	$10,330,827

The accompanying notes are an integral part of these statements

Heartland Oil and Gas Corp.

Notes to Financial Statements

Note 1 - Organization, Operations and Significant Accounting Policies

Organization

Heartland Oil and Gas Corp. was incorporated in Nevada on August 11, 2000. Our principal business is exploration and development of oil and gas property in the United States. Through December 31, 2005, we were in the exploration stage and had not generated significant revenue from operations. We first sold natural gas in February 2006 so we are no longer an exploration stage company.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Heartland Oil and Gas Corp. and its wholly owned entities. We have eliminated all significant intercompany balances and transactions in consolidation.

The accompanying financial statements are unaudited and include, in our opinion, all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. The financial statements should be read in conjunction with our audited financial statements and the related notes included in our December 31, 2005, Form 10-K/A (Amendment No. 2). The accompanying financial statements are interim financial statements prepared in accordance with accounting principles generally accepted in the United States and are stated in U.S. dollars.

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

Heartland Oil & Gas Corp.

Notes to Financial Statements

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

Heartland Oil & Gas Corp.

Notes to Financial Statements

Note 3 - Asset Retirement Obligations

	Quarter Ended March 31, 2006	Year Ended December 31, 2005
Beginning asset retirement obligations	$671,140	$562,619
Site reclamation cost paid	(502,109)	—
Liabilities incurred	39,183	65,758
Accretion	4,539	42,763

Total asset retirement obligations	$212,753	$671,140

Note 4 - Related Party Transactions

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

Effective January 1, 2006, we approved the payment of Director’s fees for non-employee Directors at the rate of $200 per hour.

During the three-months ended March 31, 2006 and March 31, 2005, we incurred $59,830 and $84,575, respectively, in management and consulting fees to our directors and officers.

Note 5 - Restatement

We have determined that, in certain cases, we did not comply with accounting principles generally accepted in the United States in the preparation of our 2004 consolidated financial statements, and for the period from inception (August 11, 2000) through December 31, 2005, and, accordingly, we have restated the 2005 annual financial statements in our Annual Report on Form 10-K/A (Amendment No. 2).

Consistent with the restatement of the annual financial statements, the consolidated interim financial statements have been restated to reflect the Company’s Series B Convertible Redeemable Preferred Stock as a separate line item outside of permanent equity. The restatement is consistent with guidance in Emerging Issues Task Force (“EITF”) No. D-98, Classification and Measurement of Redeemable Securities.

Pursuant to Regulation S-X, Article 10-01(a)(5), footnote disclosure which would substantially duplicate the disclosure contained in the most recent annual report to security holders or latest audited financial statements, such as a statement of significant accounting policies and practices, details of accounts which have not changed significantly in amount or composition since the end of the most recently completed fiscal year, and detailed disclosures prescribed by Rule 4-08 of the Regulation may be omitted. Certain disclosures that were previously presented in this Quarterly Report on Form 10-Q for the three months ended March 31, 2006 were duplications of information previously disclosed in the aforementioned Annual Report on Form 10-K/A (Amendment No. 2) and, consequently, have been omitted from this Form 10-Q/A (Amendment No. 1).

Heartland Oil & Gas Corp.

Notes to Financial Statements

Heartland Oil & Gas Corp.

Balance Sheet

	March 31, 2006
	(As Reported)	(Adjustments)	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$855,073	$—	$855,073
Prepaid expense	110,547	—	110,547
Other current assets	150,891	—	150,891

Total current assets	1,116,511	—	1,116,511
Oil and gas properties, full cost method:
Unproved	1,711,008	—	1,711,008
Proved	1,245,537	—	1,245,537
Pipeline and facilities, net of accumulated depreciation of $98,452 and $73,617, respectively	2,579,100	—	2,579,100

Advances to Arabian Heartland International Corp.	4,105,500	—	4,105,500
Impairment of Arabian Heartland International Corp. advances	(4,105,500)	—	(4,105,500)
Property and equipment, net of accumulated depreciation of $103,233 and $85,984, respectively	150,446	—	150,446

Total assets	$6,802,602	$—	$6,802,602

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$269,798	$—	$269,798

Long-term liabilities:
Asset retirement obligations	212,753	—	212,753

Series B Convertible Redeemable Preferred Stock - $0.001 par value, 5,000,000 shares authorized, 3,529,412 shares issued and outstanding, at March 31, 2006 and December 31, 2005 (liquidation preference: $6,000,000)	—	5,599,958	5,599,958

Stockholders’ equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized, 3,529,412 shares issued and outstanding	3,529	(3,529)	—
Common stock - 0.001 par value, 100,000,000 shares authorized, 46,737,013 shares issued and outstanding	46,737	—	46,737
Additional paid-in capital	51,948,871	(5,596,429)	46,352,442
Accumulated deficit	(45,679,086)	—	(45,679,086)

Total stockholders’ equity	6,320,051	(5,599,958)	720,093

Total Liabilities And Stockholders’ Equity	$6,802,602	$—	$6,802,602

Item 6.	Exhibits.

Exhibit Number	Description

3.7	Amended and Restated Bylaws, effective March 20,2006 (1)

31.1	Certification of Chief Executive Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended) *

31.2	Certification of Chief Financial Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended) *

32.1#	Certification of Chief Executive Officer (pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)) *

32.2#	Certification of Chief Financial Officer (pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)) *

*	Filed herewith

#	This certification “accompanies” the Form 10-Q to which it relates, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

(1)	Incorporated by reference to the company’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2006.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Heartland has duly caused this report to be signed on its behalf by the undersigned authorized officer.

HEARTLAND OIL AND GAS CORP.
(Registrant)

Date: August 16, 2006	/s/ Philip S. Winner
Philip S. Winner
Chairman of the Board, Chief Executive Officer and President