Form 10-Q
period 2006-06-30
HEARTLAND OIL & GAS CORP
filed 2006-08-17
CIK 1075636

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report under Section 13 or 15(D) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2006

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

The registrant is a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

The registrant is not a shell company (as defined in Rule 12b-2 of the Exchange Act).

Heartland has 46,737,013 shares of common stock outstanding as of August 14, 2006

Item 1.	Financial Statements.

Heartland Oil and Gas Corp.

Balance Sheet

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)
Assets
Current assets:
Cash and cash equivalents	$987,522	$2,126,156
Prepaid expense	93,367	145,658
Other current assets	41,511	3,849

Total current assets	1,122,400	2,275,663
Oil and gas property, full cost method
Unproved	1,715,688	1,776,322
Proved	1,217,468	1,316,102
Pipeline and facilities, net of accumulated depreciation of $132,091 and $73,617, respectively	2,562,421	2,332,155
Equity investment in Arabian Heartland International Corp	4,105,500	4,105,500
Impairment of investment in Arabian Heartland International Corp.	(4,105,500)	(4,105,500)
Other property and equipment, net of accumulated depreciation of $93,329 and $85,984, respectively	122,192	160,797

Total Assets	$6,740,169	$7,861,039

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$194,161	$282,297
Note payable to related party (Note 4)	475,000	—

Total current liabilities	669,161	282,297

Long-term liabilities:
Asset retirement obligations (Note 3)	217,391	671,140

Series B Convertible Redeemable Preferred Stock - $0.001 par value, 5,000,000 shares authorized, 3,529,412 and 3,529,412 shares issued and outstanding, respectively (liquidation preference: $6,000,000)	5,599,958	5,599,958

Stockholders’ equity:
Common stock - 0.001 par value, 100,000,000 shares authorized, 46,737,013 shares issued, and outstanding, at June 30, 2006 and December 31, 2006	46,737	46,737
Additional paid-in capital	46,478,825	46,220,873
Accumulated deficit	(46,271,903)	(44,959,966)

Total Capital	253,659	1,307,644

Total Liabilities and Stockholders’ Equity	$6,740,169	$7,861,039

See accompanying notes.

Heartland Oil and Gas Corp.

Operations Statement

(Unaudited)

	Quarter Ended June 30, 2006	Quarter Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Revenue, natural gas sales	$112,734	$—	$168,450	$—
Revenue, compression and transportation	31,013	—	68,920	—

Total revenue	143,747		237,370

Expense
Operating costs – gas production	138,697	—	198,873	—
Compression and transportation costs	26,447	—	58,669	—
Production taxes	10,375	—	15,073	—
Impairment on oil and gas property	8,906	467,688	124,365	10,277,215
Depreciation, depletion and accretion	115,157	53,652	201,780	119,309
General and administrative expense	439,812	620,107	962,828	1,239,455

Total operating expense	739,394	1,141447	1,561,588	11,635,979

Loss From Operations	(595,647)	(1,141,447)	(1,324,218)	(11,635,979)
Interest income	2,830	20,630	12,281	68,438

Net Loss	$(592,817)	$(1,120,817)	$(1,311,937)	$(11,567,541)

Basic And Diluted Net Loss Per Common Share	$(0.01)	$(0.02)	$(0.03)	$(0.25)

Basic And Diluted Weighted Average Number of Common Shares Outstanding	46,737,000	46,737,000	46,737,000	46,737,000

The accompanying notes are an integral part of these statements

Heartland Oil and Gas Corp.

Cash Flow Statement

(Unaudited)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Cash Flow From Operating Activity
Net loss	$(1,311,937)	$(11,567,541)
Adjustments to reconcile net loss to net cash used in operating activity:
Accretion expense	9,177	15,710
Loss on disposal of assets	4,353	—
Stock – based compensation	232,952	394,758
Depreciation and amortization	192,603	103,599
Impairment expense	124,365	10,277,215
Receivable from officer	—	(42,500)
Increase in other assets	(37,662)	(15,183)
Decrease in prepaid expense	52,291	94,911
Decrease in accounts payable and accrued liabilities	(88,136)	(501,862)
Decrease in asset retirement obligation	—	(6,575)
Well plugging cost paid	(462,926)	—

Net cash used in operating activity	(1,284,920)	(1,247,468)

Cash Flow From Investing Activity
Purchase of property and equipment	(298,617)	(12,985)
Acquisition and exploration of oil and gas property	(228,412)	(2,751,456)
Proceeds from sale of well equipment	173,315	—
Advances to Arabian Heartland Intl. Corp.	—	(4,105,500)

Net cash used in investing activity	(353,714)	(6,869,941)

Cash Flow From Financing Activity
Issuance of conversion right to related party	25,000	—
Increase (decrease) in due to related parties	475,000	(10,520)

Net cash provided by (used in) financing activity	500,000	(10,520)

Net decrease in cash	(1,138,634)	(8,127,929)
Cash, beginning of period	2,126,156	13,081,221

Cash, end of period	$987,522	$4,953,292

The accompanying notes are an integral part of these statements

Heartland Oil and Gas Corp.

Financial Statement Notes

Note 1 - Organization, Operations and Significant Accounting Policies

Organization

Heartland Oil and Gas Corp. was incorporated in Nevada on August 11, 2000. Our principal business is exploration and development of oil and gas property in the United States. Through December 31, 2005, we were in the exploration stage and had not generated significant revenue from operations. We first sold natural gas in February 2006 therefore we are no longer an exploration stage company.

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

For the period ended June 30, 2006, we expensed the fair value of options granted to non-employees, employees, officers and directors. For the period ended June 30, 2005 we expensed the fair value of options granted to non-employees and disclosed the pro forma fair value of options granted to employees, officers and directors.

Had we measured compensation cost based on the fair value of the options at the grant date for the quarter ended June 30, 2005, consistent with the method prescribed by Statement 123, our net loss and loss per common share would have been increased to the pro forma amounts indicated below:

	Quarter Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$(1,120,817)	$(11,567,541)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	136,878	394,758
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(312,282)	(667,206)

Pro forma net loss	$(1,296,221)	$(11,839,989)

Loss per share:
Basic and diluted earnings (loss) per common share
As reported	$(0.02)	$(0.25)

Pro forma	$(0.03)	$(0.25)

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

Note 2 - Going Concern

We have incurred significant losses since inception and had no revenue from inception to December 31, 2005. At June 30, 2006, we have limited financial resources. Our continuation is dependent upon our ability to raise additional capital, to exploit our mineral holdings, and to generate sufficient revenue from our planned operations to enable us to attain and maintain profitable operations. We sold natural gas for the first time in February, 2006.

The issuance of additional equity securities by us could result in significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, if those loans would be available, would increase our liabilities and future cash commitments.

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

Note 3 – Asset Retirement Obligations

	Six Months Ended June 30, 2006	Year Ended December 31, 2005
Beginning asset retirement obligations	$671,140	$562,619
Site reclamation costs paid	(462,926)	—
Liabilities incurred	—	65,758
Accretion	9,177	42,763

Total asset retirement obligations	$217,391	$671,140

Note 4 - Related Party Transactions

We borrowed $500,000 on a non-interest bearing note on June 30, 2006, payable to SDS Capital Group SPC, Ltd., one of our two preferred stockholders. The note will mature on August 31, 2006. We collateralized all of our assets as security for the note. SDS may convert the principal into common stock @ $0.20 a share. However, if other parties invest $5,000,000 or more in Heartland by August 31, 2006, the note will automatically convert into the securities acquired by other investors at the price paid by the other investors, except that the conversion will not occur in an amount to cause SDS to own more than 9.99% of our outstanding common stock. We cannot prepay the note. If any of the note payable is not paid when due, a late charge will be paid in an amount equal to an interest charge of 12% per annum for the date such amount was due until the same is paid in full.

The note holder’s conversion right has value. We computed a $25,000 value for the right, using Black-Scholes, a two month life for the right, a June 30, 2006, risk-free interest rate of 4.905% (based on the 13 week U.S. Treasury Bill auction on June 26, 2006), and volatility of 100%. We recorded a note discount of $25,000 for the conversion right, crediting additional paid-in capital. Accordingly, our balance sheet reports the note at $475,000 at June 30, 2006. We will impute $25,000 of interest expense to the note over the period July 1 through August 31, 2006.

We entered into management consulting agreements dated October 1, 2004, as amended, with a director for the payment of management fees of $7,500CAD per month, and with our former President for the payment of $16,666 per month, respectively. The contract with our former President was terminated on December 31, 2005. We entered into a consulting agreement for services on an hourly basis with our contract CFO. For the six months ending June 30, 2006, he was paid $57,782 for services rendered.

Effective January 1, 2006, we approved the payment of director’s fees for non-employee directors at the rate of $200 per hour. During the six months ended June 30, 2006 and June 30, 2005, we incurred $97,139 and $152,664, respectively, in management and consulting fees to our directors and officers. We incurred $13,310 in director’s fees for the six months ended June 30, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion reports material changes from December 31, 2005, through June 30, 2006, as well as other information. We encourage the reader to also read Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2005 Amended Form 10-K.

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

By the end of 2005 we contracted to sell our gas and committed funds to construct a 5.5 mile gas gathering line and processing plant to initiate gas sales from Lancaster, our largest battery on the Bourbon Arch. We initiated continuous gas sales in February 2006. Gas from the other three batteries is being vented while awaiting pipeline hook-up. A battery is a well or group of wells and associated production facilities in one general area.

Lancaster is currently producing approximately 330 thousand cubic feet of gas per day (“mcfgpd”). Sales average approximately 250 mcfgpd net of fuel gas, shrinkage, and carbon dioxide extraction. After processing, the gas delivered to the sales line averages 1008 million British thermal units per thousand cubic feet. The system and facilities are sized to support production growth from Lancaster, the adjacent batteries currently venting gas, and future development drilling between existing project areas. The adjacent batteries are currently venting approximately 150 mcfgpd.

Natural Gas Sales Data:

	MCF Volume	Average Price	Total Revenue
Quarter ended March 31, 2006	10,440	$5.34	$55,716
Quarter ended June 30, 2006	18,295	$6.16	$112,734

Year to Date at June 30, 2006	28,735	$5.86	$168,450

On June 30, 2006, we borrowed $500,000 for two months from one of our preferred stockholders. See “Liquidity and Capital Resources”, below.

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

As of June 30, 2006 we had working capital of $428,240. Over the next twelve months we intend to use all available funds to produce our Lancaster Prospect as shown below:

Estimated Expenditures During the Next Twelve Months

General and Administrative	$1,350,000
Oil and Gas
New leases	50,000
New drilling	13,000,000
Gathering and Pipelines	2,000,000
Lease Operating Expense	1,350,000

Total	$17,750,000

The activity described above requires additional capital. We may not be able to raise adequate capital. Should we not be able to do so, we will reduce the scope of our activities.

We borrowed $500,000 on a non-interest bearing note on June 30, 2006, payable to SDS Capital Group SPC, Ltd., one of our two preferred stockholders. The note will mature on August 31, 2006. We collateralized all of our assets as security for the note.

SDS may convert the principal into common stock @ $0.20 a share. However, if other parties invest $5,000,000 or more in Heartland by August 31, 2006, the note will automatically convert into the securities acquired by other investors at the price paid by the other investors, except that the conversion will not occur in an amount to cause SDS to own more than 9.99% of our outstanding common stock. We cannot prepay the note. If any of the note payable is not paid when due, a late charge will be paid in an amount equal to an interest charge of 12% per annum from the date such amount was due until the same is paid in full.

The note holder’s conversion right has value. We computed a $25,000 value for the right, using Black-Scholes, a two month life for the right, a June 30, 2006, risk-free interest rate of 4.905% (based on the 13 week U.S. Treasury Bill auction on June 26, 2006), and volatility of 100%. We recorded a note discount of $25,000 for the conversion right, crediting additional paid-in capital. Accordingly, our balance sheet reports the note at $475,000 at June 30, 2006. We will impute $25,000 of interest expense to the note over the period July 1 through August 31, 2006.

Our total liabilities at June 30, 2006 were $886,552, compared to $953,437 at December 31, 2005.

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

Results of Operations

We had no revenue, production tax, transportation expense or lease operating expense prior to February 2006. During the quarter ended June 30, 2006 we recorded revenue from natural gas sales in the amount of $112,734 and from gas gathering fees in the amount of $31,012. Production tax and transportation expense for the same period totalled $36,822. The total volume for the quarter ending June 30, 2006 was 18,295 mcf at an average price of $6.16. Lease operating expense for the same period was $138,697. During the six months ended June 30, 2006, we received revenue from natural gas sales in the amount of $168,450 and from gas gathering fees in the amount of $68,920. Production taxes and transportation expense totalled $73,742. We sold approximately 28,735 mcf of gas at an average price of $5.86. We recorded lease operating expense for our wells and gas gathering facilities in the amount of $198,873.

During the quarter ended June 30, 2005 and June 30, 2006, we recorded $620,107 and $439,812, respectively for general and administrative expense. The reduction in costs is the result of lower rental expense for the Kansas field office and lower rental expense in the Vancouver office. For the six months ended June 30, 2006 and 2005, we recorded $962,828 and $1,239,455 respectively for general and administrative expense. Stock based compensation was reduced by 41% for the six month period ended June 30, 2006 compared to June 30, 2005. Office rent for the six months ended June 30, 2006 and 2005 was $44,798 and $117,813, respectively. This reduction in expense was due to relocating the Kansas field office to a more economic location. We incurred $49,524 in travel expense for the six months ended June 30, 2006 as compared to $137,430 for the six months ended June 30, 2005. This higher expense incurred in 2005 was due to travel associated with the Arabian Heartland joint venture.

For the quarters ended June 30, 2005 and June 30, 2006, we recorded depreciation and depletion expense of $53,652 and $115,157, respectively. This increase in expense is due to the $60,000 of depletion recorded in the second 2006 quarter. Depreciation, depletion and accretion for the six months ended June 30, 2005 and 2006 was $201,780 and $119,309, respectively. This increase is mainly due to $100,000 of depletion recorded for the first six months of 2006 resulting from commencement of natural gas sales. There was no depletion recorded at June 30, 2005, because we sold no natural gas prior to February 2006.

Impairment Expense:

For the quarter ended June 30, 2006, we recorded impairment expense of $8,906 for leases expiring in the southern Bourbon Arch area and for the quarter ended June 30, 2005, we recorded impairment expense of $467,688 for expiring leases in the Forest City Basin.

For the six months ended June 30, 2006, and June 30, 2005, we recorded impairment expense of $124,365 and $10,277,215, respectively. The June 30, 2006 expense resulted from leases expiring in our southern acreage. The June 20, 2005, impairment occurred primarily from the Engleke/Soldier Creek pilots and the BTA pilot projects located on our northern acreage. We implemented a completion program in these pilot projects and the completions did not result in any sustainable or commercial production from the wells tested. Accordingly we shut in these wells in June 2005 and plugged and abandoned them during the first 2006 quarter.

Capital Expenditures

We plan to spend approximately $15 million in capital expenditures in the year ended June 30, 2007. These expenditures will be directed toward developing existing proved and probable reserves on the Bourbon Arch, constructing additional pipelines, and evaluating new project areas. In the next 12 months, we plan to invest approximately $15 million, or 100% of the budget, in our Bourbon Arch assets. Approximately 90% of the capital budget is focused on attempting to convert probable and possible reserves into proved reserves.

We project that our capital program for the year ended June 30, 2007, will allow us to create value by drilling 100 net wells and installing 14.5 miles of transportation lines and associated facilities necessary to support the drilling program and to hook up currently stranded gas, compared to the 2005 program in which we drilled 11 wells and installed 5.5 miles of pipeline and associated gas processing facilities. If successful, we believe we can achieve a 2006 exit rate of 3 to 4 gross MMcfgpd per day from the Bourbon Arch project. We have currently secured the necessary pipeline right of ways to achieve this program. We expect production to be 100% natural gas and anticipate funding our capital program from outside financing sources and internally generated cash flow. Successes may also encourage the initiation of additional discretionary projects.

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

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2006. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s chief executive officer and chief financial officer. Based upon that evaluation, our company’s chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

One of our wholly-owned subsidiaries entered into a joint venture agreement with the Far East International Petroleum Company (“FEIPCO”) on April 20, 2005, to establish a joint venture to drill, case and complete oil wells in the area known to the parties as West Qurnah and North Rumailia fields, Republic of Iraq. As part of the joint venture agreement, we provided approximately $4.1 million to FEIPCO and our then current Chief Executive Officer provided approximately $585,000 from his personal holding company, Fort Scott Energy Co. to the joint venture for initial construction cost. In September 2005 we received a notice from FEIPCO terminating the joint venture agreement and claiming that $1,600,000 is owed as part of the joint venture. We have conducted a due diligence investigation of FEIPCO and the merits of these claims. We sent correspondence denying any liability to FEIPCO with respect to the claims asserted and will vigorously defend any arbitration or other legal action based upon such claims. To our knowledge, FEIPCO has not commenced a legal action; accordingly, we have concluded that the likelihood of a further loss on this matter is remote.

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

Those forward-looking statements also involve certain risks and uncertainties. Factors, risks and uncertainties that could cause or contribute to such differences include those specific risks and uncertainties discussed below and those discussed in our Amended Form 10-K Annual Report for the year ended December 31, 2005. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

Risks Related To Our Business

We have had negative cash flow from operations and if we are not able to continue to obtain further financing our business operations may fail.

To date we have had negative cash flow from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses totalling $44,959,966 from inception to December 31, 2005. We have cumulative net losses of $46,271,903 from inception to June 30, 2006. As of June 30, 2006 we had working capital of $428,239. Additional capital will be required to maintain ongoing operations.

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

In June 2006, we issued a convertible promissory note to our of our preferred stockholders, an accredited investor, for $500,000. The holder may convert the principal into common stock @ $0.20 a share. However, if other parties invest $5,000,000 or more in Heartland by August 31, 2006, the note will automatically convert into the securities acquired by other investors at the price paid by the other investors, except that the conversion will not occur in an amount to cause the holder to own more than 9.99% of our outstanding common stock. We relied on Section 4(2) of the Securities Act of 1933, as amended, in issuing the note.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended) *

31.2	Certification of Chief Financial Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended) *

32.1#	Certification of Chief Executive Officer (pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)) *

32.2#	Certification of Chief Financial Officer (pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)) *

*	Filed herewith

#	This certification “accompanies” the Form 10-Q to which it relates, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Heartland has duly caused this report to be signed on its behalf by the undersigned authorized officer.

HEARTLAND OIL AND GAS CORP. (Registrant)

Date: August 16, 2006	/s/ Philip S. Winner
Philip S. Winner Chairman of the Board, Chief Executive Officer and President