Form 10-Q
period 2006-09-30
HEARTLAND OIL & GAS CORP
filed 2006-11-29
CIK 1075636

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report under Section 13 or 15(D) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2006

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

The registrant is a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

The registrant is not a shell company (as defined in Rule 12b-2 of the Exchange Act).

Heartland has 46,737,013 shares of common stock outstanding as of October 30, 2006

Item 1.	Financial Statements.

Heartland Oil and Gas Corp.

Balance Sheet

	Sep 30, 2006	Dec 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$377,495	$2,126,156
Prepaid expense	66,273	145,658
Other current assets	35,389	3,849

Total current assets	479,157	2,275,663

Oil and gas property-full cost method
Unproved	1,703,428	1,776,322
Proved	1,200,984	1,316,102
Pipeline and facilities	2,721,917	2,405,773
Accumulated depreciation for pipeline and facilities	(165,758)	(73,617)
Investment in Heartland International Oil Corp. (Note 5)	—	4,105,500
Impairment of Heartland International Oil Corp. (Note 5)	—	(4,105,500)
Other property and equipment, net of accumulated depreciation of $107,798 and $85,984, respectively	107,722	160,797

Total Assets	$6,047,450	$7,861,039

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$100,092	$282,297
Convertible notes due to related parties (Note 4)	1	—

Total current liabilities	100,093	282,297
Long-term asset retirement obligation	222,157	671,140

Total Liabilities	322,250	953,437

Series B Convertible Redeemable Preferred Stock - $0.001 par value, 5,000,000 shares authorized, -0- and 3,529,412 shares issued and outstanding, respectively (liquidation preference: $6,000,000) (Note 4)	—	5,599,958
Stockholders’ equity:
Common stock - $0.001 par value, 100,000,000 shares authorized, 46,737,013 shares issued, and outstanding at September 30, 2006 and December 31, 2005	46,737	46,737
Additional paid-in capital	51,146,497	46,220,873
Accumulated deficit	(45,468,034)	(44,959,966)

Total stockholders’ equity	5,725,200	1,307,644

Total liabilities and stockholders’ equity	$6,047,450	$7,861,039

See accompanying notes.

Heartland Oil and Gas Corp.

Operations Statement

(unaudited)

	Quarter Ended Sep 30 ‘06	Quarter Ended Sep 30 ‘05	Nine Months Ended Sep 30 ‘06	Nine Months Ended Sep 30 ‘05
Natural gas sales	$101,411	$—	$269,860	$—
Compression & transportation revenue	44,405	—	113,325	—

Total revenue	145,816	—	383,186	—

Operating expense
Gas production	108,007	—	306,881	—
Compression and transportation	38,281	—	96,950	—
Production tax	7,705	—	22,778	—
Impairment of oil and gas property	—	21,386,249	—	31,644,786
Impairment loss on Heartland International Oil Corp. (Note 5)	—	4,105,500	—	4,105,500
Exploration expense	12,259	19,028	136,625	37,706
Depreciation, depletion & accretion	112,903	(9,302)	314,682	110,174
General and administrative	367,922	512,475	1,330,748	1,751,761

Total operating expense	647,077	26,013,950	2,208,664	37,649,927

Operating loss	(501,261)	(26,013,950)	(1,825,478)	(37,649,927)
Other income-interest	5,171	29,252	17,452	97,690

Net loss before extraordinary gain	(496,090)	(25,984,698)	(1,808,026)	(37,552,237)
Extraordinary gain on exchange of preferred stock for convertible notes (Note 4)	1,299,958	—	1,299,958	—

Net income (loss)	$803,868	$(25,984,698)	$(508,068)	$(37,552,237)

Basic & diluted net (loss) per common share before extraordinary gain	$(0.01)	$(0.56)	$(0.04)	$(0.80)

Basic & diluted net income (loss) per common share	$0.02	$(0.56)	$(0.01)	$(0.80)

Basic & diluted weighted average common shares outstanding	46,737,013	46,737,013	46,737,013	46,737,013

See accompanying notes.

Heartland Oil and Gas Corp.

Cash Flow Statement

(unaudited)

	Nine Months Ended Sep 30, 2006	Nine Months Ended Sep 30, 2005
Cash flow used in operating activity
Net loss	$(508,068)	$(37,552,237)
Adjustments to reconcile net loss to net cash used in operating activity:	—	—
Extraordinary gain on exchange of preferred stock for convertible notes (Note 4)	(1,299,958)
Accretion expense	(13,943)	24,552
Loss on disposal of assets	3,136
Share-based payment	325,625	514,212
Depreciation and depletion	300,739	85,621
Abandoned Leases	136,625
Impairment on oil and gas property	—	31,682,492
Impairment loss on Heartland Intl. Oil Corp.	—	4,105,500
(Increase) in other assets	(31,539)	(5,796)
Decrease in prepaid expense	79,385	274,762
(Decrease) in accounts payable and accrued liabilities	(182,206)	(469,481)
(Increase) in ARO - plugging cost	—	(6,575)
Well plugging cost paid	(435,040)	—

Net cash used in operating activity	(1,625,244)	(1,346,950)

Cash flow used in investing activity
Purchase of property and equipment	(324,804)	10,480
Acquisition and exploration of oil and gas property	(272,408)	(3,876,176)
Proceeds from sale of equipment	173,795
Investment in Heartland Intl. Oil Corp.	—	(4,105,500)

Net cash used in investing activity	(423,417)	(7,971,196)

Cash flow from financing activity
Decrease in notes payable	—	(10,520)
Cash contribution on exchange of pref’d stock for convertible notes	300,000	—

Net cash (used in) provided by financing activity	300,000	(10,520)

Net (decrease) in cash	(1,748,661)	(9,328,665)
Cash beginning of period	2,126,156	13,081,221

Cash end of period	$377,495	$3,752,556

Non-cash financing transactions:
Retirement of preferred shares on exchange for convertible notes (Note 4)	$(5,599,958)	$—

Credit to Additional Paid-in Capital for fair value of convertible notes issued in exchange for preferred stock	$4,599,999	$—

See accompanying notes.

Heartland Oil and Gas Corp.

Financial Statement Notes

Note 1 - Organization, Operations and Significant Accounting Policies

Organization

Heartland Oil and Gas Corp. was incorporated in Nevada on July 9, 1998. Our principal business is exploration and development of oil and gas property in the United States. Through December 31, 2005, we were in the exploration stage and had not generated significant revenue from operations. We first sold natural gas in February 2006; therefore we are no longer an exploration stage company.

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

Share-Based Payment

Effective January 1, 2006, we account for share-based payment based on the fair value of the options at the grant date as provided by FASB Statement 123(R), Share-Based Payment. We record compensation expense for all share-based awards granted, and for awards modified, repurchased or cancelled. We will recognize compensation expense for outstanding awards for which the requisite service had not been rendered as of January 1, 2006, over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement 123, adjusted for expected forfeitures. We have adopted Statement 123(R) using a modified prospective application. Prior to January 1, 2006 we recognized employee compensation expense for our stock options plan using the intrinsic value method of accounting. Under the terms of the intrinsic value method, compensation expense was the excess, if any, of the quoted market price of the stock at the grant date, over the amount an employee must pay to acquire the stock. Under our Amended 2005 Stock Option Plan, we may grant up to a maximum of 4,000,000 shares of common stock to key employees and consultants. The options granted under the plan vest over four years except as stated otherwise in the individual grants, and are for a term not exceeding 10 years.

For the period ended September 30, 2006, we expensed the fair value of options granted to non-employees, employees, officers and directors. For the period ended September 30, 2005 we expensed the fair value of options granted to non-employees and disclosed the pro forma fair value of options granted to employees, officers and directors.

Had we measured compensation cost based on the fair value of the options at the grant date for the quarter ended September 30, 2005, consistent with the method prescribed by Statement 123, our net loss and loss per common share would have been increased to the pro forma amounts indicated below:

	Quarter ended September 30, 2005	Nine months ended September 30, 2005
Net loss, as reported	$(25,984,698)	$(37,552,237)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	119,454	514,212
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(265,465)	(932,671)

Pro forma net loss	$(26,130,709)	$(37,970,696)

Loss per share:
Basic and diluted earnings (loss) per common share
As reported	$(0.56)	$(0.80)

Pro forma	$(0.56)	$(0.81)

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

Note 2 - Going Concern

We have incurred significant losses since inception and had no revenue from inception to December 31, 2005. At September 30, 2006, we have limited financial resources. Our continuation is dependent upon our ability to raise additional capital, to exploit our mineral holdings, and to generate sufficient revenue from our planned operations to enable us to attain and maintain profitable operations. We sold natural gas for the first time in February, 2006.

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

Note 3 – Asset Retirement Obligation

	Nine Months Ended September 30, 2006	Year Ended December 31, 2005
Beginning asset retirement obligation	$671,140	$562,619
Site reclamation cost paid	(462,926)	—
Liabilities incurred	—	65,758
Accretion	13,943	42,763

Total asset retirement obligation	$222,157	$671,140

Note 4 - Related Party Transactions

We borrowed $500,000 on a non-interest bearing note on June 30, 2006, payable to SDS Capital Group SPC, Ltd., one of our two preferred stockholders. The note matured and was repaid on August 31, 2006.

Exchange of Preferred Stock for Convertible Notes

On September 29, 2006, we completed (i) a $300,000 (the “Bridge Amount”) bridge financing from SDS Capital Group, Ltd. and Baystar Capital II, L.P. (collectively, the “Payees”) and (ii) the repurchase of all outstanding Series B Preferred Stock with a principal amount of $6,000,000 (the “Series B Amount” and collectively with the Bridge Amount, the “Note Principal Amount”) from the Payees in consideration of the issuance of convertible senior secured promissory notes (the “Notes”). The Notes mature on the earlier of March 28, 2007 or the date of any subsequent financing in which we issue equity securities or other securities that could result in the issuance of equity securities (the “Maturity Date”), have no interest rate and reflect the full Note Principal Amount. The Notes are secured by all of our assets, except that the Payees have agreed to release security interests in assets located in the following Kansas counties in the event of a sale of those assets: Atchison, Brown, Doniphan, Jackson, Jefferson, Leavenworth, Nemaha and Pottawatomie. We may prepay the Note Principal Amount in full and in cash at any time prior to the Maturity Date.

Except in the case of a Qualified Financing, the Notes are convertible into common stock on the Maturity Date. At the Maturity Date, the Payees have the option to convert the Note Principal Amount into common stock at a conversion price of $0.04 per share. In a Qualified Financing, the Payees will convert approximately 81% of the Note Principal Amount into the additional securities issued in the Qualified Financing on the same price and terms as the other investors in the Qualified Financing with the remaining balance of the Note Principle Amount being cancelled; provided, however, that if the Payees do not invest a total of at least $2,000,000 in the Qualified Financing, then the Payees will not have the right to convert the Note Principal Amount into the Qualified Financing. In this event, the Bridge Amount will be converted into the securities issued in the Qualified Financing on the same price and terms as the other investors in the Qualified Financing and the Series B Amount will automatically be converted into a new preferred stock having substantially similar terms as our Series B Preferred Stock, except that the rights contained in Article XIII of our Certificate of Designation, Preferences and Rights relating to the Series B Preferred Stock (the “Certificate”) will be deleted. A Qualified Financing is defined in the Notes as our issuance of new securities in an amount of at least $15,000,000. We currently do not have authorized unissued common stock sufficient to complete a Qualifying Financing with a common stock offering, or to convert the Notes into common stock. Therefore we will likely require stockholder approval of a change in the authorization for and/or structure of our securities to allow for sufficient shares to be issued to meet the commitments in the Notes.

In addition, pursuant to the Notes, the Payees agreed to forbear collection of any liquidated damages or other amounts we owe under the Registration Rights Agreement dated October 1, 2004, if any, and to waive payment of any such amounts if we complete a Qualified Financing, regardless of whether the Payees participate in the Qualified Financing. Also, the Payees waived their right to declare a Redemption Event under the Certificate, if any, through September 29, 2006.

Because of the preferred stock, exchanged for the Notes, SDS Capital Group Ltd. and BayStar Capital II L.P. are related parties to us.

The Notes contain customary negative covenants, including a covenant that we are not to incur additional indebtedness, and the Notes contain customary events of default.

In issuing the Notes and underlying Common Stock to the Noteholders, we relied on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Generally accepted accounting principles (GAAP), as described in Issue 96-19 of the Emerging Issues Task Force (EITF) of the FASB, characterize the above exchange of redeemable preferred stock for the convertible Notes as an extinguishment of the redeemable preferred stock. The Notes are to be recorded at fair value. The fair value of the Notes is to be used to record an extraordinary gain or loss on the extinguishment of the preferred stock. We engaged a qualified valuation firm, which determined that the fair value of the Notes was $4,600,000 on September 29, 2006. This value resulted in an extraordinary gain of $1,299,958, which we recorded.

GAAP, as described in EITF Issue 00-27, paragraph 7, and EITF 98-5, paragraph 6, provides that if the conversion feature of the Notes is beneficial to the holder (has intrinsic value), which it is, the intrinsic value is recorded as a reduction of the carrying amount of the Notes and an addition to paid-in capital. The Notes are convertible into common stock at a rate of four cents per share. The common stock traded for nine cents per share on September 29, 2006, the closing date of the exchange. Therefore the conversion has an intrinsic value of five cents per share. The Notes are convertible into 157,500,000 common shares. Therefore the conversion feature has an intrinsic value of $7,875,000, which is in excess of the total proceeds received in exchange for the Notes. Therefore the full fair value of the Notes is credited to additional paid-in capital. We assigned an initial carrying value to the Notes of $1. We will accrete interest on the Notes up to their $6,300,000 face value over the 180 day life of the Notes.

Other

We entered into management consulting agreements dated October 1, 2004, as amended, with a director for the payment of management fees of $7,500CAD per month, and with our former President for the payment of $16,666 per month, respectively. The contract with our former President was terminated on December 31, 2005 and the management consulting agreement was terminated on September 30, 2006. We entered into a consulting agreement for services on an hourly basis with our contract CFO. For the nine months ending September 30, 2006, he was paid $89,613 for services rendered.

Effective January 1, 2006, we approved the payment of director’s fees for non-employee directors at the rate of $200 per hour. During the nine months ended September 30, 2006 and September 30, 2005, we incurred $168,308 and $221,112, respectively, in management and consulting fees to our directors and officers. We incurred $16,303 in director’s fees for the nine months ended September 30, 2006.

Note 5 – Investment in Heartland International Oil Corp.

One of our wholly-owned subsidiaries entered into a joint venture agreement with the Far East International Petroleum Company (“FEIPCO”) on April 20, 2005, to establish a joint venture to drill, case and complete oil wells in the area known to the parties as West Qurnah and North Rumailia fields, Republic of Iraq. As part of the joint venture agreement, we provided approximately $4.1 million to FEIPCO and our then current Chief Executive Officer provided approximately $585,000 from his personal holding company, Fort Scott Energy Co. to the joint venture for initial construction cost. In September 2005 we received a notice from FEIPCO terminating the joint venture agreement and claiming that $1,600,000 is owed as part of the joint venture. We have conducted a due diligence investigation of FEIPCO and the merits of these claims. We sent correspondence denying any liability to FEIPCO with respect to the claims asserted and will vigorously defend any arbitration or other legal action based upon such claims. In March 2006 we requested additional information from FEIPCO. We have received no response to the request and have received no communication from FEIPCO since October 2005. To our knowledge, FEIPCO has not commenced a legal action; accordingly, we have concluded that the likelihood of a further loss on this matter is remote. At September 30, 2005, we fully impaired the investment. At September 30, 2006, we closed out the impairment against the investment.

Note 6 – Earnings per Share

All of our outstanding options and warrants have exercise prices substantially above the market price of our common stock from January 1 through September 30, 2006. Therefore none of our options or warrants are included in the computation of diluted weighted average shares outstanding, so our basic and diluted weighted average shares outstanding are the same for the quarter and nine months ended September 30, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion reports material changes from December 31, 2005, through September 30, 2006, as well as other information. We encourage the reader to also read Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2005 Amended Form 10-K.

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

Changes in Business

Heartland Oil and Gas Corp. is an oil and gas company primarily engaged in exploration, development, and sale of Coal Bed Methane (“CBM”) in the Bourbon Arch of northeast Kansas. We incorporated in Nevada in 1998. Heartland Gas Gathering LLC, our wholly-owned affiliate, is responsible for gas sales and operation of our pipeline and associated facilities. Heartland Oil and Gas, Inc., our wholly-owned subsidiary, holds our interest in nearly 1 million acres and operates our project areas in northeast Kansas.

By the end of 2005 we contracted to sell our gas and committed funds to construct a 5.5 mile gas gathering line and processing plant to initiate gas sales from Lancaster, our largest production battery on the Bourbon Arch. We initiated gas sales in February 2006. Gas from the other three batteries is being vented while awaiting pipeline hook-up. A battery is a well or group of wells and associated production facilities in one general area.

Lancaster is currently producing approximately 300 thousand cubic feet of gas per day (“mcfgpd”). Sales average approximately 250 mcfgpd net of fuel gas, shrinkage, and carbon dioxide extraction. After processing, the gas delivered to the sales line averages 1006 million British thermal units per thousand cubic feet. The system and facilities are sized to support production growth from Lancaster, the adjacent batteries currently venting gas, and future development drilling between existing project areas. The adjacent batteries are currently venting approximately 200 mcfgpd.

Natural Gas Sales Data (Lancaster):

	MCF Volume	Average Price	Total Revenue
Quarter ended March 31, 2006	10,440	$5.34	$55,715
Quarter ended June 30, 2006	18,295	$6.16	112,734
Quarter ended September 30, 2006	18,748	$5.41	101,411

Year to Date at September 30, 2006	47,483	$5.68	$269,860

Liquidity and Capital Resources

On September 29, 2006, we borrowed $300,000 for 180 days from two preferred shareholders, and exchanged the preferred stock for convertible notes as described in financial statement Note 4. As explained in Note 4, we recorded the debt on the convertible notes at $1. However, over the 180 day life of the notes we will accrete interest on the notes, taking the recorded obligation on the notes from $1 initially to the $6,300,000 face value of the notes.

We require additional funds to implement our growth strategy in our gas exploration operations and to continue operation. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We may not be able to obtain such funds. If we are not able to raise these funds within the next 90 days, we will have to significantly reduce the scope of our operations or cease operations entirely. This would result in substantial losses for our investors.

As of September 30, 2006 we had approximately $379,000 of working capital. Over the next twelve months we intend to use all available funds to develop our Lancaster Prospect as shown below:

Estimated Expenditures During the Next Twelve Months
General and Administrative	$1,350,000
Oil and Gas
New leases	50,000
New drilling	13,000,000
Gathering and Pipelines	2,000,000
Lease Operating Expense	1,350,000

Total	$17,750,000

The activity described above requires additional capital. We may not be able to raise adequate capital. Should we not be able to do so within the next 90 days, we will have to significantly reduce the scope of our operations or cease operations entirely.

Our total liabilities at September 30, 2006 were $322,250, compared to $953,437 at December 31, 2005.

We have no significant off-balance sheet arrangements other than the $6,300,000 convertible notes. (Note 4)

We have incurred recurring losses from operations. Our continuation is dependent upon a successful program of acquisition and exploration, and achieving a profitable level of operations. We will need additional financing for ongoing operations. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining loans, assuming those loans would be available, would increase our liabilities and future cash commitments. We cannot assure that we will be able to obtain further funds we desire for our continuing operations or, if available, that funds can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we would cease our operations.

Results of Operations

We had no revenue, production tax, transportation expense or lease operating expense prior to February 2006. During the quarter ended September 30, 2006, we sold $101,411 of natural gas and earned $44,405 of gas gathering fees. Production tax and transportation expense for the same period was $45,986. The total volume for the quarter was 18,748 mcf at an average price of $5.41. Lease operating expense for the quarter was $108,007.

We incurred $367,922 of general and administrative expense in the 2006 quarter and $512,475 in the 2005 quarter. The reduction was due to lower professional and consulting fees.

During the quarter and nine months ended September 30, 2006, we incurred an extraordinary non-cash gain of $1,299,958 on the exchange of the Series B redeemable convertible preferred stock for $6,300,000 face value of notes payable convertible into common stock. See financial statement Note 4.

During the nine months ended September 30, 2006, we sold $269,860 of natural gas and earned $113,325 of gas gathering fees. Production taxes and transportation expense were $119,728. We sold 47,483 mcf of gas at an average price of $5.68. We incurred $306,881 of lease operating expense for our wells and gas gathering facilities.

In the nine months ended September 30, 2006 we incurred $1,330,748 for general and administrative expense; in the same 2005 period we incurred $1,751,761. Office rent for the 2006 period was $60,800 and for the 2005 period was $172,020. This reduction in expense was due to relocating the Kansas field office to a more economic location and lowering the rental expense in Vancouver. We incurred $79,041 in travel expense for the 2006 period compared to $166,875 for the 2005 period. The higher 2005 expense was for travel associated with the FEIPCO joint venture described below in Part II, Item 1.

For the nine months ended September 30, 2006 and 2005, we recorded depreciation, depletion and accretion expense of $314,682 and $110,174, respectively. This increase was primarily due to $160,000 of depletion recorded for 2006 period. There was no depletion in the 2005 period because we sold no natural gas prior to February 2006.

Impairment Expense

For the quarter ended September 30, 2006, we incurred $12,259 exploration expense for leases expiring in the southern Bourbon Arch area; for the same 2005 quarter we incurred $19,028 for leases expiring in the same area. During the 2005 quarter we recorded impairment expense of $17,505,249 for oil and gas leases and wells that were abandoned in the Forest City Basin and an impairment of $3,881,000 for southern oil and gas leases and wells in the Bourbon Arch area. In the 2005 quarter we incurred a $4,105,500 impairment for the FEIPCO joint venture described below in Part II, Item 1.

For the nine months ended September 30, 2005, we incurred impairment expense of $31,644,786. The September 30, 2005 impairment occurred primarily from the Engleke/Soldier Creek pilots and the BTA pilot projects located on our northern acreage. We had implemented a completion program in the Engleke/Soldier Creek and BTA pilot projects. These completions resulted in no sustainable or commercial production from the wells tested. Therefore, in June 2005 we shut in these wells and plugged and abandoned them during the first quarter of 2006.

Capital Expenditures

Subject to obtaining financing, we plan to spend approximately $15 million in capital expenditures in the next twelve months. These expenditures will be directed toward developing existing proved and probable reserves on the Bourbon Arch, constructing additional pipelines, and evaluating new project areas. Approximately 90% of the capital budget is focused on attempting to convert probable and possible reserves into proved reserves.

We project that our capital program for the next twelve months will allow us to create value by drilling 100 wells and installing 14.5 miles of transportation lines and associated facilities necessary to support the drilling program and to hook up currently stranded gas, compared to the 2005 program in which we drilled 11 wells and installed 5.5 miles of pipeline and associated gas processing facilities. If successful, we believe we can achieve a gross production rate of 3 to 4 mmcfgpd from the Bourbon Arch project. We have currently secured the necessary pipeline rights of way to achieve this program. Successes may also encourage the initiation of additional discretionary projects.

We are trying to obtain adequate financing so we can develop our Bourbon Arch project into a nucleus for future growth. We cannot assure that we will be able to obtain such financing. Without it, we will have to cease operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We conduct no hedging activity. We have no derivative contracts.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2006. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s chief executive officer and chief financial officer. Based upon that evaluation, our company’s chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

One of our wholly-owned subsidiaries entered into a joint venture agreement with the Far East International Petroleum Company (“FEIPCO”) on April 20, 2005, to establish a joint venture to drill, case and complete oil wells in the area known to the parties as West Qurnah and North Rumailia fields, Republic of Iraq. As part of the joint venture agreement, we provided approximately $4.1 million to FEIPCO and our then current Chief Executive Officer provided approximately $585,000 from his personal holding company, Fort Scott Energy Co. to the joint venture for initial construction cost. In September 2005 we received a notice from FEIPCO terminating the joint venture agreement and claiming that $1,600,000 is owed as part of the joint venture. We have conducted a due diligence investigation of FEIPCO and the merits of these claims. We sent correspondence denying any liability to FEIPCO with respect to the claims asserted and will vigorously defend any arbitration or other legal action based upon such claims. In March 2006 we requested additional information from FEIPCO. We have received no response to the request and have received no communication from FEIPCO since October 2005. To our knowledge, FEIPCO has not commenced a legal action; accordingly, we have concluded that the likelihood of a further loss on this matter is remote.

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

Risks Related To Our Business

We have had negative cash flow from operations and if we are not able to obtain further financing our business operations will fail.

To date we have had negative cash flow from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses totalling $44,959,966 from inception to December 31, 2005. We have cumulative net losses of $45,468,034 from inception to September 30, 2006. As of September 30, 2006 we have $379,000 of working capital. Additional capital will be required to maintain ongoing operations.

To continue our operations, we need additional financing. We will also need new capital to pay for the continued exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. Capital may not continue to be available if necessary to meet these continuing development costs or, if the capital is available, it may not be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we will be unable to continue our business, the result of which would be that our stockholders would lose some or all of their investment.

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

If we issue additional shares in the future this will result in dilution to our existing stockholders.

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Our board of directors have the authority to issue additional shares up to the authorized capital stated in the certificate of incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. Given our current stock price and our capital requirements, if we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders.

We have a limited operating history and if we are not successful in continuing to grow our business, we may have to scale back or even cease our ongoing business operations.

We have a limited history of revenues from operations and have limited tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

In accordance with SEC requirements, we base the estimated discounted future net cash flow from proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate.

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

On September 29, 2006, we completed (i) a bridge financing totaling $300,000 (the “Bridge Amount”) from SDS Capital Group, Ltd. and Baystar Capital II, L.P. (collectively, the “Payees”) and (ii) the repurchase of all outstanding Series B Preferred Stock with a principal amount of $6,000,000 (the “Series B Amount” and collectively with the Bridge Amount, the “Note Principal Amount”) from the Payees in consideration for convertible senior secured promissory notes (the “Notes”). The Notes mature on the earlier of March 28, 2007 or the date of any subsequent financing in which we issue equity securities or other securities that could result in the issuance of equity securities (the “Maturity Date”), have no interest rate and reflect the full Note Principal Amount. The Notes are secured by all of our assets, except that the Payees have agreed to release security interests in assets located in the following Kansas counties in the event of a sale of those assets: Atchison, Brown, Doniphan, Jackson, Jefferson, Leavenworth, Nemaha and Pottawatomie. We may prepay the Note Principal Amount in full and in cash at any time prior to the Maturity Date.

Except in the case of a Qualified Financing, the Notes are convertible into common stock on the Maturity Date. At the Maturity Date, the Payees have the option to convert the Note Principal Amount into common stock at a conversion price of $0.04 per share. In a Qualified Financing, the Payees will convert approximately 81% of the Note Principal Amount into the additional securities issued in the Qualified Financing on the same price and terms as the other investors in the Qualified Financing with the remaining balance of the Note Principle Amount being cancelled; provided, however, that if the Payees do not invest a total of at least $2,000,000 in the Qualified Financing, then the Payees will not have the right to convert the Note Principal Amount into the Qualified Financing. In this event, the Bridge Amount will be converted into the securities issued in the Qualified Financing on the same price and terms as the other investors in the Qualified Financing and the Series B Amount will automatically be converted into a new preferred stock having substantially similar terms as the Series B Preferred Stock, except that the rights contained in Article XIII of our Certificate of Designation, Preferences and Rights relating to the Series B Preferred Stock (the “Certificate”) will be deleted. A Qualified Financing is defined in the Notes as the issuance of new securities totaling at least $15,000,000. We currently do not have authorized unissued common stock sufficient to complete a Qualified Financing with a common stock offering, or to convert the Notes into common stock. Therefore we will likely require stockholder approval of a change in the authorization for and/or structure of our securities to allow for sufficient shares to be issued to meet the commitments in the Notes.

In addition, pursuant to the Notes, the Payees agreed to forbear collection of any liquidated damages or other amounts we owe under the Registration Rights Agreement dated October 1, 2004, if any, and to waive payment of any such amounts if we complete a Qualified Financing, regardless of whether the Payees participate in the Qualified Financing. Also, the Payees waived their right to declare a Redemption Event under the Certificate, if any, through September 29, 2006.

SDS Capital Group Ltd. and BayStar Capital II L.P. are related parties to us.

The Notes contain customary negative covenants, including a covenant not to incur additional indebtedness, and the Notes contain customary events of default.

In issuing the Notes and underlying Common Stock to the Noteholders, we relied on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit Number	Description
10.18	Form of Convertible Senior Secured Promissory Note*

10.19	Form of Security Agreement between the Payees and Heartland Oil and Gas Corp.*

31.1	Certification of Chief Executive Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended) **

31.2	Certification of Chief Financial Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended) **

32.1#	Certification of Chief Executive Officer (pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)) **

32.2#	Certification of Chief Financial Officer (pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)) **

*	Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2006.

**	Filed herewith

#	This certification “accompanies” the Form 10-Q to which it relates, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Heartland has duly caused this report to be signed on its behalf by the undersigned authorized officer.

HEARTLAND OIL AND GAS CORP.
(Registrant)

Date: November 29, 2006	/s/ Philip S. Winner
Philip S. Winner
Chairman of the Board, Chief Executive Officer and President