Form 10KSB
period 2006-12-31
HEARTLAND OIL & GAS CORP
filed 2007-04-16
CIK 1075636

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

Annual Report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the year ended December 31, 2006

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of April 10, 2007, was $3,738,961.

As of April 10, 2007, the number of shares of common stock, $0.001 par value, outstanding was 46,737,013.

Documents Incorporated By Reference

Part III is incorporated by reference from our definitive Proxy Statement for its Annual Meeting of Shareholders to be filed, pursuant to Regulation 14A, no later than 120 days after the close of our fiscal year.

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

Part I

Item 1.	Description of Business.

Business Development

Heartland Oil and Gas Corporation is an oil and gas company primarily engaged in exploration, development, and sale of Coal Bed Methane (“CBM”) in the Cherokee basin and Forest City basin of northeast Kansas. We incorporated in Nevada in 1998. Heartland Gas Gathering LLC, our wholly-owned affiliate, is responsible for gas sales and operation of our pipeline and associated facilities. Heartland Oil and Gas, Inc., our wholly-owned subsidiary, holds our interest in nearly 1 million acres and operates our project areas in eastern Kansas.

At December 31, 2006, we owed $6,365,000 principal amount to two lenders—See Financial Statement Note 5, Related Party Transactions. Those notes currently are due on April 16, 2007. We and the lenders continue to review strategic alternatives in connection with the maturity of these loans, but have not reached definitive agreement on any transaction. Based on the strategic alternatives currently being considered by us and the Lenders, only the Lenders would receive an immediate return of investment and the holders of Heartland’s common stock would not receive an immediate return of investment, if any. If we are unable to reach definitive agreement on any transaction, we will need to repay or restructure this debt, or the lenders will foreclose on our assets and we will cease operations. We currently do not have funds to repay this debt.

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

From 2000 through 2005 we acquired our acreage position in the Forest City and Cherokee basins, and conducted exploration activity to evaluate the economic viability of the projects.

On September 27, 2004 we completed the acquisition of eastern Kansas assets (Forest City and Cherokee basins) from Evergreen Resources, Inc. for a purchase price of $22,000,000. These assets included all of Evergreen’s interest in undeveloped oil and gas leases of approximately 766,000 acres, along with 60 well bores and all surface equipment, gathering and surface facilities and all geological, engineering and land data and records for these leases and assets. The acreage acquired was in two blocks: a southern block, located on the Cherokee basin, and a larger, northern block, located in the Forest City basin.

During the year ended December 31, 2005, we recorded an impairment of approximately $31,600,000 arising from the uneconomic CBM exploration pilots in the Forest City basin acreage. As of March 31, 2006, we have plugged all of our wells in the Forest City basin.

In the Cherokee basin we recorded an additional impairment of approximately $3,300,000 for the year ended December 31, 2005.

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

Lancaster is currently producing approximately 300 thousand cubic feet of gas per day (“Mcfgpd”). Sales average approximately 250 Mcfgpd net of fuel gas, shrinkage, dehydration, and carbon dioxide extraction necessary to get the gas to sales quality. After processing, the gas delivered to the sales line averages 1006 million British thermal units per thousand cubic feet. The system and facilities are sized to support production growth from Lancaster, the adjacent batteries currently venting gas, and future development drilling between existing project areas. The adjacent batteries are currently venting approximately 200 Mcfgpd.

We operate in one business segment: oil and gas exploration and development in the United States.

Our Current Business

We own and operate nearly 775,000 acres in two areas in northeast Kansas: the south block, located on the Cherokee basin, where we have established reserves and production; and the north block, located in the Forest City basin, where we hold significant leases which expire between 2007 and 2012. Our acreage position as of December 31, 2006 is outlined below:

Project	Gross acres	Year acquired	Geological basin/province
Soldier Creek	188,132	2002-2003	Forest City basin
Evergreen north block	484,855	2004	Forest City basin
Evergreen southern block	98,888	2004	Cherokee basin
New leases southern block	2,619	2006	Cherokee basin
Total	774,494	2002-2006	Northeast Kansas

We completed construction of a gas sales pipeline and processing facilities on the Cherokee basin project and are now selling gas from our Lancaster battery, the largest of our four batteries stretching across a 12 mile project area.

Results from exploration activity conducted during 2005 indicated that much of the acreage in the Forest City basin had low potential for economic CBM development. We continue to maintain our leasehold position in the Forest City basin and may pursue longer-term conventional oil and gas prospects.

We have a 100% working interest in all our leases. Net revenue interests range from 84.5 percent to 87.5 percent, but are typically 85 percent. Our working interest consists of our share of gross production, revenue, burdens, field operating cost and gathering and processing fees before deduction of royalties. Our net revenue interest means our working interest less the royalties that are payable. The expiration dates for the leases range from dates in 2007 through 2012. We have an option to extend the term on many of our leases.

Pipeline and Marketing

In July 2005, our wholly owned gas gathering company, Heartland Gas Gathering LLC, executed agreements to initiate gas sales from our Lancaster battery and committed funds to construct a 5.5 mile long gas gathering system and gas processing plant necessary to extract water and carbon dioxide from produced gas so that the produced gas is pipeline quality. We have a sales and marketing agreement with a subsidiary of Enbridge Energy Partners, L.P., which also provides for construction of a pipeline tap into a gas transportation line and for gas marketing services. Construction of our sales lines and processing facilities was completed on January 31, 2006. Enbridge is our only customer. We are dependent on them for 100% of our sales.

Lancaster is currently producing 300 Mcfgpd. We expect sales to exceed 225 Mcfgpd net of fuel gas, shrinkage, and carbon dioxide extraction. After processing, the gas delivered to the sales line averages 1006 million British thermal units per thousand cubic feet. The system and facilities are sized to support production growth from Lancaster, the adjacent batteries currently venting gas, and future development drilling between existing project areas.

Coal Bed Methane (CBM)

CBM is a reliable and viable source of natural gas. The primary producing areas for CBM production that have emerged over the last decade include the Cherokee, Arkoma, San Juan, Raton, Powder River, and Black Warrior basins. Methane in coal is adsorbed (attached) to the coal’s molecular structure. This creates an efficient storage mechanism as methane-bearing coals can contain as much as seven times the amount of gas typically stored in a conventional sandstone or carbonate reservoir. Coal is generally deposited in relatively stable geological environments and typically forms widespread accumulations. As a result, unlike conventional gas accumulations limited by localized hydrocarbon traps, CBM projects typically cover broad areas, resulting in economies of scale, relatively low geological risk, and large reserve potential. In addition, CBM production typically has relatively shallow production decline and long reserve life (typically from 10 to 20 years).

The principal sources of CBM are either biogenic (gas generated from bacteria), or thermogenic (gas generated when organic matter is subjected to temperature and pressure). In some cases, CBM may contain minute quantities of nitrogen, carbon dioxide, and water vapor. These trace gases and impurities often need to be removed by gas processing facilities to get the gas to pipeline quality.

The success of CBM development is largely the result of improvements in drilling and completion techniques, and hydraulic fracture designs as well as cost reductions. Also aiding this sector’s growth is the apparent shortage of domestic conventional gas exploration and development projects.

According to the U.S. Geologic Survey Fact Sheet FS-123-00 of October 2000 and FS-110-01 of November 2001, CBM production accounted for 7 percent of US natural gas production in the years 2000 and 2001, no later data has been publicly distributed by the U.S. Geologic Survey. The Fact Sheet-123-00 estimated that the total unconventional CBM resource across America’s 25 basins (lower US) is roughly 700 trillion cubic feet (“TCF”) of which less than 14 percent, or <100 TCF, is considered technically recoverable with existing technology, but the later FS-110-01 estimated that the total unconventional CBM recoverable reserves were about 30 TCF with existing technology. It is important to note that technically recoverable gas volumes do not necessarily qualify as proved reserves.

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

Employees

We currently have five full time employees other than our officers and directors. We do and will continue to outsource contract employment as needed.

Item 2.	Description of Property

Our current focus is on approximately 100,000 acre leasehold position located on the Cherokee basin, primarily in Linn and Miami counties. We have 24 wells in four batteries producing gas across a 12 mile area. From east to west, these areas are named Jake (1 well), Lancaster (16 wells), Osawatomie (4 wells), and Beagle (3 wells). We have a dominant acreage position and pipeline right-of-ways in and between these producing areas.

After review of data provided by Evergreen, we initiated drilling and completion activity on Cherokee basin acreage in northeast Kansas using alternative technologies. These alternative techniques increased average initial production rates by approximately 100 percent and cut cost by approximately 50 percent, and have resulted in our first gas sales and proved reserves.

Developed property, Cherokee basin

Lancaster battery In 2005 we entered into sales agreements and committed funds necessary to establish sales from the 16 Lancaster wells. We completed the pipeline and associated processing facilities in early January 2006. We initiated continuous gas sales on February 21, 2006. We retained MHA Petroleum Consultants, Inc. (“MHA”) to perform an external audit of our Lancaster project. As of December 31, 2006, MHA estimated we had net reserves and discounted future net cash flow of:

2006	Proved
	Developed Producing	Non producing	Undeveloped	Total Proved
Net remaining reserves
Oil (stock tank barrels)	0	0	0	0
Gas (mcf)	811,010	0	0	811,010

Income	$3,319,262			$3,319,262
Future net cash flow	$771,870	$0	$0	$771,870
Future net cash flow discounted at 10 percent	$521,948	$0	$0	$521,948

Undeveloped property, Cherokee basin

Jake battery Jake is a one well battery. It is located three miles east of Lancaster and is the easternmost battery in the project area. It initially vented gas at the rate of approximately 40 Mcfgpd upon completion in August 2005. It began a nominal decline, which rapidly increased due to tubing leaks. The tubing leaks were recently repaired and the well is recovering.

Osawatomie battery Osawatomie is a four well battery drilled on 80 acre spacing by Evergreen approximately five miles southwest of Lancaster. It has been venting gas at the rate of approximately 55 Mcfgpd and continues to show increases in production.

Beagle battery Beagle is a three well battery approximately four miles southwest of Osawatomie battery. Two of the three wells were drilled by Heartland as 80 acre offsets to the original Evergreen well. In aggregate, Beagle is producing gas at rates of approximately 110 Mcfgpd.

Undeveloped property, Forest City Basin

Northern acreage As of December 31, 2006, we had a total of 673,000 acres of undeveloped land under lease in eastern Kansas. Based on evaluation work done during 2005, CBM production from the Forest City basin acreage has been deemed uneconomic, although we retain valid leases on a substantial acreage position which expire between 2007 and 2012. We have identified areas for prospective, longer-term conventional oil and gas exploration and development.

Executive and field offices Our executive offices are located at 1625 Broadway, Suite 1480, Denver, CO 80202. The office is approximately 2,500 square feet in size and was leased on November 1, 2004, expiring November 1, 2007, at a rate of $3,245 per month. We also have offices located at 200 Burrard Street, Suite 1925, Vancouver, British Columbia, Canada. These offices are approximately 2,935 square feet in size and are leased on an annual basis, at an annual rent of approximately CDN$58,700. We have sub-lease tenants in this office who provide rental income of approximately $7,000 per month. We have been notified that the landlord will be canceling the lease in the middle of 2007 and that office will be closed. We also lease a field office located at 1610 Industrial Drive, Paola, Kansas. The office is approximately 2,500 square feet in size and is leased until July 31, 2007 at an annual rate of $11,705. Our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

Item 3.	Legal Proceedings

We are not involved as a plaintiff in any material proceedings or pending litigation. We know of no material, active or pending legal proceedings against us. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.	Submissions of Matters to a Vote of Security Holders.

None.

Part II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our common stock is traded on the National Association of Securities Dealers OTC Bulletin Board with the symbol “HOGC.OB”. Our common stock sold for the below prices based on inter-dealer prices, without retail mark-up, mark-down or commission. The prices may not represent actual transactions.

OTC Bulletin Board Quarter Ended	High	Low
December 31, 2006	$0.03	$0.02
September 30, 2006	$0.09	$0.07
June 30, 2006	$0.141	$0.13
March 31, 2006	$0.39	$0.28
December 31, 2005	$0.19	$0.17
September 30, 2005	$0.51	$0.48
June 30, 2005	$0.41	$0.37
March 31, 2005	$1.48	$1.41

The Registrar and Transfer Company located at 10 Commerce Drive, Cranford, New Jersey, USA 07016-9814 (Telephone: (800) 866-1340; Facsimile: (908) 497-2310) is the registrar and transfer agent for our common shares.

On April 10, 2007, the shareholders’ list of our common shares showed 90 registered shareholders and 46,737,013 shares outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Securities authorized for issuance under equity compensation plans.

As at December 31, 2006, we have three compensation plans in place, entitled 2001 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan, 2002 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan, Additional 2002 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan, 2004 Stock Option Plan and the 2005 Stock Option Plan, as amended. These plans have not been approved by our security holders.

Number of Securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for further issuance
3,725,000(1)	$0.84	4,125,000

(1)	Total number of options granted pursuant to all five of our compensation plans as of December 31, 2006.

Unregistered Sales of Equity Securities and Use of Proceeds.

On September 29, 2006, we completed (i) a bridge financing totaling $300,000 (the “Bridge Amount”) from SDS Capital Group, Ltd. and Baystar Capital II, L.P. (collectively, the “Payees”) and (ii) the repurchase of all outstanding Series B Preferred Stock with a principal amount of $6,000,000 (the “Series B Amount” and collectively with the Bridge Amount, the “Note Principal Amount”) from the Payees in consideration for convertible senior secured promissory notes (the “Notes”). The Notes were scheduled to mature on the earlier of March 28, 2007 or the date of any subsequent financing in which we issue equity securities or other securities that could result in the issuance of equity securities (the “Maturity Date”), have no interest rate and reflect the full Note Principal Amount. The Notes are secured by all of our assets, except that the Payees have agreed to release security interests in assets located in the following Kansas counties in the event of a sale of those assets: Atchison, Brown, Doniphan, Jackson, Jefferson, Leavenworth, Nemaha and Pottawatomie. We may prepay the Note Principal Amount in full and in cash at any time prior to the Maturity Date. The maturity dates of these notes have been extended to April 16, 2007.

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

In issuing the Notes and underlying Common Stock to the Payees, we relied on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

On December 7, 2006 we also borrowed $65,000 on a note bearing 18% interest, payable to SDS Capital Group SPC, Ltd., one of our two preferred stockholders. The maturity date of the note is March 28, 2007 and the note was subsequently repaid on January 31, 2007.

On January 31, 2007 we borrowed from the Lenders $185,000 on non-interest bearing notes. $65,000 of these funds, plus interest of $1,820 was used to pay off the December 7, 2006 note to SDS Capital Group SPC, Ltd. The maturity date of the new notes was March 28, 2007; however on March 27, 2007 the Lenders extended the notes to April 4, 2007. On April 4, 2007 the notes were again extended to April 16, 2007.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to; those discussed below and elsewhere in this annual report, particularly in the section entitled “Risks Related To Our Business.”

Overview and Outlook

At December 31, 2006, we owed $6,365,000 to two Lenders—See Financial Statement Note 5, Related Party Transactions. The original maturity dates of these notes of March 28, 2007 have been extended to April 16, 2007. We and the Lenders continue to review strategic alternatives in connection with the maturity of these loans, but have not reached definitive agreement on any transaction. Based on the strategic alternatives currently being considered by us and the Lenders, only the Lenders would receive an immediate return of investment and the holders of Heartland’s common stock would not receive an immediate return of investment, if any.

Heartland Oil and Gas Corp. is engaged in the exploration, development, production and sales of coalbed methane from its nearly 775,000 acre eastern Kansas leasehold position. The acreage is located in two areas in northeast Kansas, primarily in Linn and Miami Counties, located on the northern edge of the Cherokee basin, and the Forest City basin.

Notable Items in 2006:

•	Completed construction of a 5.5 mile gas transportation line from Lancaster to Enbridge tap in Miami county, KS

•	Completed construction of Paola, KS gas processing plant, including dehydration, carbon dioxide extraction,

•	Initiated first sales of gas in February, 2006.

Capital Expenditures

Subject to obtaining financing, we plan to spend approximately $15 million in capital expenditures in the next twelve months. See Liquidity and Capital Resources, below. These expenditures will be directed toward developing existing proved and probable reserves on the Cherokee basin, constructing additional pipelines, and evaluating new project areas. Approximately 90% of the capital budget is focused on attempting to convert probable and possible reserves into proved reserves.

We project that our capital program for the next year will allow us to create value by drilling 100 wells and installing 14.5 miles of transportation lines and associated facilities necessary to support the drilling program and to hook up currently stranded gas, compared to the 2005 program in which we drilled 11 wells and installed 5.5 miles of pipeline and associated gas processing facilities. If successful, we believe we can achieve a gross production rate of 3 to 4 mmcfgpd from the Cherokee basin project. We have currently secured the necessary pipeline rights of way to achieve this program. Successes may also encourage the initiation of additional discretionary projects.

We are trying to obtain adequate financing so we can develop our Cherokee basin project into a nucleus for future growth. We cannot assure that we will be able to obtain such financing. Without it, we will have to cease operations.

Appraisal, Evaluation and Exploitation Activity

Since 2003, we have been active in assembling significant acreage positions which we believe are prospective for finding and developing commercial quantities of hydrocarbons.

Development Activity

Cherokee basin

Lancaster battery The Lancaster battery includes 16 producing wells, one disposal well, and associated production and water disposal facilities. The wells are drilled on 40 and 80 acre spacing. With the completion of the 5.5 mile gas gathering and processing plant in late 2005, we established production, proved reserves, and cash flow from our Lancaster battery. Lancaster is currently producing 300 thousand cubic feet of gas per day (“Mcfgpd”). We expect sales to exceed 225 Mcfgpd net of fuel gas, shrinkage, and carbon dioxide extraction.

The table below summarizes the well history at Lancaster:

	Operator
Lancaster Activity	Heartland	Evergreen Resources	Total
Drilled	7	9	16
Completed	10	6	16
Recompleted	6	3	9

Beagle, Jake and Osawatomie batteries We are currently venting approximately 200 gross Mcfgpd from three other multi-well production batteries on the Cherokee basin. Including Lancaster, each battery is separated by approximately three miles, and thus defines a potential project covering at least 12 miles along the Cherokee basin. In August 2005 we drilled and completed two wells at Beagle and one well at Jake. We have monitored production rates of vented gas, and have accumulated continuous daily production data for over eight months. Initial rates of these wells ranged from 40 to 80 Mcfgpd, and are now venting gas at rates ranging from 35 to 70 Mcfgpd. We intend to put these three wells, along with five wells originally drilled and completed by Evergreen Resources (one at Beagle and four at Osawatomie) into production if we are able to access financing necessary to do so.

We plan to invest approximately $15 million on the Cherokee basin. Of the $15 million, we expect $13 million will be directed toward a 100 well, 160 acre development drilling program targeting shallow (600 to 800 foot drill depth) Pennsylvanian reservoirs of the Cherokee and Marmaton Groups and $2 million will be invested in pipelines and infrastructure necessary to support development drilling and to hook up stranded gas from Jake, Beagle, and Osawatomie batteries.

See Item 1 Description of Business for more information on Development Activity.

Results of Operations

The following overview provides a summary of key information concerning our financial results for 2006 and 2005.

	2006	2005
Revenue	$399,342	$—

Production tax	31,347	—
Lease operating expense	426,525
Exploration Expense, expired leases	151,164	73,917
Depreciation, depletion and accretion	385,261	141,754
Impairment of oil and gas property	442,287	34,819,111
Impairment of equity investment in Arabian Heartland International Corp.	—	4,105,500
Share based compensation	394,986	618,539
General and administrative:
Salary and consulting fees	719,730	904,763
Legal and accounting fees	224,405	295,598
Other	399,361	736,123

Operating Loss	(2,775,724)	(41,695,305)
Extraordinary gain on exchange of preferred stock for convertible notes	1,299,958	—
Interest income	19,795	120,290

Net (Loss)	$(1,455,970)	$(41,575,015)

Revenue and operating expense

In 2006 we initiated our first gas sales from 16 wells in the Lancaster area. We had no revenue, production tax, or lease operating expense prior to February 2006. During the year ended December 31, 2006, we sold $376,717 of natural gas and earned $22,625 in gas gathering fees. Production tax for the same period was $31,347. The total volume for the year was 68,840 mcf at an average price of $5.72. Lease operating and workover expense for the producing wells was $268,864 and operating expense for the gas gathering system was $157,661.

Natural Gas Sales Data (Lancaster):

	MCF Volume	Average Price	Total Revenue
Quarter ended March 31, 2006	10,440	$5.34	$55,715
Quarter ended June 30, 2006	18,295	$6.16	112,734
Quarter ended September 30, 2006	18,748	$5.41	101,411
Quarter ended December 31, 2006	18,357	$5.82	106,857

Year Ended at December 31, 2006	68,840	$5.72	$376,717

Impairment of oil and gas property

We apply a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a 10% discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. With the ceiling test at December 31, 2006, we computed a charge against our oil and gas property of $442,287. With the ceiling test at December 31, 2005, we computed a charge against our oil and gas property of $3,293,952.

For the year ended December 31, 2006, we incurred $151,164 in exploration expense for leases expiring in the southern Cherokee basin area. In 2005, we recorded impairment to our oil and gas property of $34,893,028. This impairment was the result of the following items. In 2005 we recorded the expiration of certain leases for $73,917, and an impairment of $14,412,743 arising from the oil and gas leases we abandoned in the Forest City basin in northeast Kansas. In 2005 we also recorded an impairment of $17,112,416 on exploration pilots in the northern part of our acreage, and two coalbed methane exploration pilots in the southern part of our acreage, all in northeast Kansas. The impairment occurred primarily from the Engleke/Soldier Creek pilots and the BTA pilot projects located on our northern acreage. We had implemented a completion program in the Engleke/Soldier Creek and BTA pilot projects. These completions resulted in no sustainable or commercial production from the wells tested. Therefore, in June 2005 we shut in these wells and plugged and abandoned them during the first quarter of 2006.

Impairment of equity investment in Arabian Heartland International Corp.

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

In September 2005 we received a notice from FEIPCO terminating the JV agreement. We cannot predict with any certainty the possibility of recovering funds and we are unaware of any assets created by FEIPCO using the funds. As a result, we have fully impaired the equity investment.

Other Expense

Other general and administrative expense for 2006 and 2005 was $399,361 and $736,123, respectively, a decrease of $336762, or 46%. This decrease was due in part to lower office expense for the Vancouver office and the Kansas field office. In addition travel expenses were significantly lower due to the fact that there were no travel costs for Heartland International Inc. in 2006.

Salary and consulting fees were $719,730 and $904,763 for 2006 and 2005, respectively. The decrease of $185,033 was due in part to the resignation of our former CEO in the Vancouver office, effective December 31, 2005. Salary and consulting fees for 2004 were $201,756. These lower costs were prior to the time when we hired professional staff for both the Denver and Kansas office.

Legal and accounting fees were $224,405 and $295,598 for 2006 and 2005, respectively. The decrease of $71,193 was primarily attributed to a reduction of legal costs associated with our joint venture with Far East International Petroleum Corp.

Share based compensation was $394,986 and $618,539 for 2006 and 2005, respectively. The decrease of $223,553 occurred because no shares were issued in 2006.

Depreciation, depletion and accretion expense for 2006 and 2005 was $385,261 and $141,754, respectively, an increase of $243,507. This increase represents $175,842 of depletion expense recorded for the first time in 2006 and $60,577 of depreciation expense for the gathering facilities. Accretion expense was $18,826 for 2006 compared to $42,762 for 2005. The decrease of $23,936 was a result of plugging and abandoning 64 wells in the northern area.

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

Operation plan

Assuming additional financing and the repayment or restructuring of our debt, for the next 12 months, we plan to sell gas from Lancaster, and seek financing necessary to initiate drilling operations and hook up currently venting wells at Jake, Beagle, and Osawatomie. Based on geological mapping, pipelines, and leasehold position, we have defined a 100 well drilling program on our acreage and have obtained substantially all of the pipeline right of ways required to build the gathering system to tie in both the 100 well program and the currently venting gas to existing sales lines and processing facilities.

We have no drilling obligations or commitments, and, except for regulatory requirements, all activity is discretionary.

Liquidity and Capital Resources

At December 31, 2006, we owed $6,365,000 to two Lenders—See Financial Statement Note 5, Related Party Transactions. The original maturity date of the notes of March 28, 2007 has been extended to April 16, 2007. Those notes are due on April 16, 2007. We and the Lenders continue to review strategic alternatives in connection with the maturity of these loans, but have not reached definitive agreement on any transaction. Based on the strategic alternatives currently being considered by us and the Lenders, only the Lenders would receive an immediate return of investment and the holders of Heartland’s common stock would not receive an immediate return of investment, if any.

On September 29, 2006, we borrowed $300,000 for 180 days from two preferred shareholders, and exchanged the preferred stock for convertible notes as described in financial statement Note 6. As explained in Note 6, we recorded the debt on the convertible notes at $1. However, over the 180 day life of the notes we will accrete interest on the notes, taking the recorded obligation on the notes from $1 initially to the $6,300,000 face value of the notes. At December 31, 2006, the accreted value of these notes was $3,554.

On December 7, 2006, we borrowed $65,000 for 112 days from one preferred shareholder, with an interest rate of 18%. On January 31, 2007, we borrowed $185,000 for 56 days from two preferred shareholders with no interest. From these proceeds, $65,000, plus interest in the amount to $1,820 was used to pay off the note dated December 7, 2006.

We require additional funds to implement our growth strategy in our gas exploration operations and to continue operation. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We may not be able to obtain such funds. If we are not able to raise these funds within the next 90 days, we will have to significantly reduce the scope of our operations or cease operations entirely. This would result in substantial losses for our investors. As of December 31, 2006 we had negative working capital.

Over the next year we intend to use all available funds to develop our Lancaster Prospect as shown below:

Estimated Expenditures During the Next Year
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

We have no significant off-balance sheet arrangements other than the $6,300,000 convertible notes. (Note 6)

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

During the year ended December 31, 2006, we spent $322,058 on exploration and acquisition of our oil and gas property. $63,732 was lease acquisition cost and $258,326 was exploration cost. We also spent $316,595 on pipeline and processing facilities. During the year ended December 31, 2005 we spent $3,686,232 on exploration and acquisition of our oil and gas property. $160,482 was acquisition cost and $3,525,750 was exploration cost. We also spent $1,106,703 on pipeline and processing facilities.

Critical Accounting Estimates

We are engaged in the exploration, development, acquisition and production of oil and gas. Our discussion of financial condition and results of operation is based upon the information reported in our financial statements. The preparation of these financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expense at the date of our financial statements. We base our decisions affecting the estimates we use on historical experience and various other sources that we believe are reasonable under the circumstances. Actual results may differ from the estimates we calculate due to changing business conditions or unexpected circumstances. Through December 31, 2006, we were a development stage company as defined by Statement 7, Accounting and Reporting by Development Stage Enterprises. We report our significant accounting policies in Note 2 of our financial statements in this report.

Proved oil and gas reserves. Proved oil and gas reserves are our most important estimate because they affect our perceived value, are used in comparative financial analysis ratios, and are used as the basis for the most significant accounting estimates in our financial statements which include the periodic calculations of depletion, depreciation and impairment for our proved oil and gas property. Proved reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. We determine future cash inflow and future production and development cost by applying benchmark prices and costs, including transportation, quality and basis differentials, in effect at the end of each period to the estimated quantities of oil and gas remaining to be produced as of the end of that period. We reduce expected cash flow to present value using a discount rate that depends upon the purpose for which the reserve estimates will be used. For example, the standardized measure calculation required by FASB Statement 69, Disclosures about Oil and Gas Producing Activity, requires a ten percent discount rate to be applied. Although reserve estimates are inherently imprecise, and estimates of new discoveries and undeveloped locations are more imprecise than those of established proved producing oil and gas property, we make considerable effort to estimate our reserves, including the use of independent reserve engineering consultants. We expect that periodic reserve estimates will change in the future as additional information becomes available or as oil and gas prices and operating and capital costs change. We evaluate and estimate our oil and gas reserves at December 31 each year. We record changes in depletion, depreciation or impairment calculations caused by changes in reserves in the period that the reserve estimates change.

Full cost method of accounting. Generally accepted accounting principles provide for two alternative methods for the oil and gas industry to use in accounting for oil and gas producing activity. These two methods are generally known in the oil industry as the full cost method and the successful efforts method. Both methods are widely used. The methods are different enough that in many circumstances the same set of facts will provide materially different financial statement results within a given year. We have chosen the full cost method of accounting for our oil and gas producing activity, and a detailed description is included in Note 1 of our financial statements in this report.

Using the full cost method, we capitalize to the full cost pool all cost incurred with acquisition, exploration and development of oil and gas reserves, including cost such as leasehold acquisition cost, geological expenditures, tangible and intangible development cost including direct internal cost. Beginning at December 31, 2005, we have property with proven reserves. Beginning in 2006, as we earned revenue, we have depleted our capitalized oil and gas property cost, using the units-of-production method based on estimates of proved reserves. The capitalized cost included in the full cost pool is subject to a “ceiling test”, which limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. The ceiling test calculation is dependent on the estimates used in the calculation of our proved reserves. As of December 31, 2006, a portion of our oil and gas property was unproved and was excluded from amortization. In 2006 and 2005 we recorded charges of $442,287 and $3,293,952 respectively, because our full cost pool of cost exceeded the ceiling in the ceiling test. In 2005 we also recorded an impairment of $14,412,743 arising from the oil and gas leases we abandoned in the Forest City basin in northeast Kansas and an impairment of $17,112,416 on exploration pilots in the northern part of our acreage, for a total impairment expense in 2005 of $34,819,111.

At December 31, 2006 and 2005, we concluded that none of our unproved gas property was impaired. This presumes that we will be able to recover the cost of such property from discovery of gas in commercial quantities on the property. If our evaluations of the property are not borne out by future discoveries and production, our estimates that we will be able to recover the cost of the property will have been inaccurate.

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

Risks Related To Our Business

Our debt matures on April 16, 2007, if we are not able to repay or restructure our debt on the maturity date or shortly thereafter, our lenders will foreclose on our assets and we will cease all operations.

At December 31, 2006, we owed $6,365,000 principal amount to two lenders—See Financial Statement Note 5, Related Party Transactions. The original maturity date of the notes of March 28, 2007 has been extended to April 16, 2007. We and the lenders continue to review strategic alternatives in connection with the maturity of these loans, but have not reached definitive agreement on any transaction. Based on the strategic alternatives currently being considered by us and the lenders, only the lenders would receive an immediate return of investment and the holders of Heartland’s common stock would not receive an immediate return of investment, if any. If we are unable to reach definitive agreement on any transaction, we will need to repay or restructure this debt, or the lenders will foreclose on our assets and we will cease operations. We currently do not have the funds to repay this debt.

We have had negative cash flow from operations and if we are not able to obtain further financing our business operations will fail.

To date we have had negative cash flow from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses totaling $1,455,970 for the year ended December 31, 2006. We have cumulative net losses of $46,415,936 from inception to December 31, 2006. As of December 31, 2006 we have negative working capital. To continue our operations, we need additional financing. We will also need new capital to pay for the continued exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. Capital may not continue to be available if necessary to meet these continuing development costs or, if the capital is available, it may not be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Our board of directors has the authority to issue additional shares up to the authorized capital stated in the certificate of incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. Given our current stock price and our capital requirements, if we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders.

We have a limited operating history and if we are not successful in continuing to grow our business, we may have to scale back or even cease our ongoing business operations.

We have a limited history of revenues from operations and have limited tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our company’s operations are subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. Our budget anticipates our acquisition of additional acreage in the Cherokee basin. This acreage may not become available or if it is available for leasing, that we may not be successful in acquiring the leases. There are other competitors that have operations in the Cherokee basin and the presence of these competitors could adversely affect our ability to acquire additional leases.

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

We generally are not entitled to contractual indemnification for pre-closing liabilities, including environmental liabilities, on acquisitions. Often, we acquire interests in properties on an “as is” basis with limited remedies for breaches of representations and warranties. If material breaches are discovered by us prior to closing, we could require adjustments to the purchase price or if the claims are significant, we or the seller may have a right to terminate the agreement. We could, however, fail to discover breaches or defects prior to closing and incur significant unknown liabilities, including environmental liabilities, or experience losses due to title defects, for which we would have limited or no contractual remedies or insurance coverage.

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

One of our Directors, a former Director and our former CEO reside outside the United States. As a result it may be difficult for investors to enforce within the United States any judgments obtained against those directors or the officer

One of our directors, a former Director, and our former CEO are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on those directors or officer, or enforce within the United States or Canada any judgments obtained against those directors or officer, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States.

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

Item 7.	Financial Statements and Supplementary Data.

The information required by this item begins at Page F-1.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Staley, Okada and Partners, our prior independent registered accountant, of Vancouver, British Columbia, advised us that it had merged with PricewaterhouseCoopers, LLP. Staley Okada concluded that, because substantially all of our operations are located in the United States at significant distance from Vancouver, it would not be able to continue as our independent registered accountants. Accordingly, on December 18, 2006, Staley Okada resigned.

The reports of Staley Okada on our financial statements for each of the past two years contained no adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

On March 16, 2007, the Board of Directors of Heartland Oil & Gas, Co. approved the engagement of KBL, LLP located in New York, New York to audit Heartland’s financial statements for the year ended December 31, 2006. KBL has not provided any prior services to Heartland.

Item 8A.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2006. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s chief executive officer and chief financial officer. Based upon that evaluation, our company’s chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Item 8B.	Other Information.

None.

Part III

Item 9.	Directors and Executive Officers of the Registrant

The information provided for by Items 9 through 12 and Item 14 will be disclosed in an amendment to this Form 10-KSB which we will file within 120 days of our year end, or is incorporated by reference from information under the captions “Corporate Governance and Board Matters” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

Item 10.	Executive Compensation

See Item 9.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Item 9.

Item 12.	Certain Relationships and Related Transactions

See Item 9.

Item 13.	Exhibits.

We file the following Exhibits with this Annual Report:

Exhibit Number	Description
3.1	Articles of Incorporation (1)

3.2	Amended and Restated Bylaws (16)

3.3	Certificate of Amendment to Articles of Incorporation effective November 4, 2002 (2)

3.4	Certificate of Amendment to Articles of Incorporation effective December 10, 2003 (12)

3.5	Certificate of Designation for shares of Series A Convertible Preferred Stock, effective December 18, 2003 (9)

3.6	Certificate of Designation for shares of Series B Convertible Preferred Stock, effective October 1, 2004 (12)

4.1	2005 Stock Option Plan (13)

10.1	Form of Oil and Gas Lease (4)

10.2	Managing Dealers Agreement, dated June 19, 2003, between Heartland Oil and Gas Corp. and C.K. Cooper and Company, Inc. (5)

10.3	Managing Dealers Agreement, dated July 29, 2003 between Heartland Oil and Gas Corp. and C.K. Cooper and Company, Inc. (8)

10.4	Form of Subscription Agreement in connection with private placements on June 24 and June 30, 2003 (5)

10.5	Form of Subscription Agreement in connection with private placement on August 19, 2003 (6)

10.6	Consulting Agreement dated July 1, 2003, between Heartland Oil and Gas Corp. and Donald Sharpe (8)

10.7	Consulting Agreement dated July 1, 2003, between Heartland Oil and Gas Corp. and Richard Coglon (8)

10.8	Letter Agreement between Topeka-Atchison Gas & Illuminating LLC with Heartland Oil and Gas Inc., dated August 25, 2000 (8)

10.9	Form of Oil and Gas Lease with Option (7)

10.10	Form of Subscription Agreement in connection with private placement of Series A Preferred shares, dated September 24, 2003 (10)

10.11	Purchase and Sale Agreement between Heartland Oil and Gas Corp. and Evergreen Resources, Inc, dated effective September 27, 2004 (12)

10.12	Form of Securities Purchase Agreement in connection with private placement of Series B Preferred shares, dated October 1, 2004 (11)

10.13	Form of Subscription Agreement in connection with the private placement on September 27, 2004 (12)

10.14	Amended Consulting Agreement dated November 1, 2004 with Richard Coglon (13)

10.15	Amended Consulting Agreement dated November 1, 2004 with Donald Sharpe (13)

10.16	Joint Venture Agreement dated April 20, 2005 between Far East International Petroleum Company (14)

10.17	Agreement for Services dated July 19, 2005 with Robert Poley (15)

10.18	Form of Convertible Senior Secured Promissory Note for SDS Capital Group, Ltd. and Baystar Capital II, L.P. dated September 29, 2006. (17)

10.19	Form of Security Agreement between SDS Capital Group, Ltd. and Baystar Capital II, L.P. and Heartland Oil & Gas Corp. dated September 29, 2006. (17)

10.20	Form of Secured Promissory Note with SDS Capital Group, Ltd. dated December 7, 2006. (18)

10.21	Form of Convertible Senior Secured Promissory Note with SDS Capital Group Ltd. and Baystar Capital II, L.P dated February 15, 2007. (19)

14.1	Code of Business Conduct and Ethics (10)

21.1	Subsidiaries *

23.1	Consent of KBL, LLP, Independent Registered Accountants *

23.2	Consent of Staley, Okada & Partners, Independent Registered Accountants *

24.1	Consent of MHA Petroleum Consultants *

31.1	Certification of Chief Executive Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended) *

31.2	Certification of Chief Financial Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended) *

32.1#	Certification of Chief Executive Officer (pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)) *

32.2#	Certification of Chief Financial Officer (pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)) *

*	Filed herewith
#	This certification “accompanies” this Annual Report, is not deemed filed with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.
(1)	Incorporated by reference to our Form SB-2 Registration Statement filed with the Securities and Exchange Commission on October 23, 2001.
(2)	Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2002.
(3)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 2, 2002.
(4)	Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2003.
(5)	Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission on July 28, 2003.
(6)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on August 21, 2003.
(7)	Incorporated by reference to our Form 10-KSB/A filed with the Securities and Exchange Commission on October 22, 2003.
(8)	Incorporated by reference to our Form SB-2 Registration Statement filed with the Securities and Exchange Commission on August 29, 2003, as amended.
(9)	Incorporated by reference to our Form SB-2 Registration Statement filed with the Securities and Exchange Commission on February 17, 2004.
(10)	Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2004, as amended on May 27, 2004.
(11)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 6, 2004.
(12)	Incorporated by reference to our Form SB-2 Registration Statement filed with the Securities and Exchange Commission on November 15, 2004.
(13)	Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2005.
(14)	Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2005.
(15)	Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2005.
(16)	Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2006.
(17)	Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2006.
(18)	Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2006.
(19)	Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2007.

Item 14.	Principal Accounting Fees and Services

See Item 9.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Heartland has duly caused this report to be signed on its behalf by the undersigned authorized officer.

HEARTLAND OIL AND GAS CORP.

/s/ Philip S. Winner
April 16, 2007	Philip S. Winner
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Heartland in the capacities indicated as of April 16, 2007.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Heartland and in the capacities and on the dates indicated.

/s/ Philip S. Winner
Philip S. Winner, Chief Executive Officer and Director
(Principal Executive Officer)
April 16, 2007

/s/ Robert L. Poley
Robert L. Poley, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
April 16, 2007

/s/ John Martin
John Martin, Director
April 16, 2007

/s/ Todd Mackintosh
Todd Mackintosh, Director
April 16, 2007

Heartland Oil and Gas Corp.

December 31, 2006

Report of Independent Auditors	F-2

Balance Sheet	F-4

Operations Statement	F-5

Stockholders’ Equity Statement	F-6

Cash Flow Statement	F-7

Financial Statement Notes	F-8

KBL, LLP

CERTIFIED PUBLIC ACCOUNTANTS & ADVISORS

REPORT OF REGISTERED INDEPENDENT AUDITORS

Board of Directors and the Shareholders

Heartland Oil and Gas Corp.

Denver, Colorado

We have audited the accompanying consolidated balance sheet of Heartland Oil and Gas Corp. as of December 31, 2006, and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows, for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heartland Oil and Gas Corp. as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, and is dependent upon the sale of equity securities to provide sufficient working capital to maintain continuity. These circumstances create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KBL, LLP

Certified Public Accountants and Advisors

New York, NY

April 16, 2007

Report of Independent Registered Public Accounting Firm

To the Stockholders of Heartland Oil and Gas Corp.:

We have audited the accompanying balance sheet of Heartland Oil and Gas Corp. (An Exploration Stage Company) (the “Company”) as at December 31, 2005 and the related operations statement, stockholders’ equity statement and cash flow statement for each of the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2005, and the results of its operations and its cash flow for the year ended December 31, 2005, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the December 31, 2005 financial statements, the Company is dependent upon financing to continue operations and has suffered recurring losses from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are discussed in Note 2 of the December 31, 2005 financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Staley, Okada & Partners”

Vancouver, B.C. 24 March 2006, except for notes 7 and 15 of the December 31, 2005 finan- cial statements, as to which the date is July 31, 2006	STALEY, OKADA & PARTNERS CHARTERED ACCOUNTANTS

Heartland Oil and Gas Corp.

Balance Sheet

	Dec 31, 2006	Dec 31, 2005
		(As reclassified, Note 1)
Assets
Current assets:
Cash and cash equivalents	$75,724	$2,126,156
Gas sales receivable	43,952	—
Deferred offering cost	10,000	—

Prepaid expense and other current assets	129,423	149,506

Total current assets	259,099	2,275,662

Oil and gas property and equipment, (Note3):
Unproved, undeveloped	1,688,889	1,776,322
Proved, developed properties, full cost method, net of accumulated depletion of $175,842 and $0, respectively	792,504	1,316,102
Pipeline and facilities, net of accumulated depreciation of $200,697 and $73,617, respectively	2,521,670	2,332,156

Equity investment in Heartland International Oil Corp. (Note 4)	—	4,105,500
Impairment of equity investment in Heartland International Oil Corp. (Note 4)	—	(4,105,500)
Other property and equipment, net of accumulated depreciation of $122,712 and $85,984, respectively	94,271	160,797

Total Assets	$5,356,433	$7,861,039

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$214,180	$282,297
Convertible notes due to related parties (Note 6)	68,554	—

Total current liabilities	282,734	282,297

Long-term asset retirement obligation (Note 7)	227,040	671,140
Series B Convertible Redeemable Preferred Stock - $0.001 par value, 5,000,000 shares authorized, -0- and 3,529,412 shares issued and outstanding, respectively (liquidation preference: $6,000,000) (Note 8)	—	5,599,958
Stockholders’ equity:
Common stock - $0.001 par value, 100,000,000 shares authorized, 46,737,013 shares issued, and outstanding at December 31, 2006 and December 31, 2005 (Note 9)	46,737	46,737
Additional paid-in capital	51,215,858	46,220,873
Accumulated deficit	(46,415,936)	(44,959,966)

Total stockholders’ equity	4,846,659	1,307,644

Total liabilities and stockholders’ equity	$5,356,433	$7,861,039

See accompanying notes.

Heartland Oil and Gas Corp.

Operations Statement

	Year Ended Dec 31, 2006	Year Ended Dec 31, 2005
		(As reclassified, Note 1)
Natural gas sales	$376,717	$—
Compression & transportation revenue	22,625	—

Total revenue	399,342	—

Operatingexpense
Production tax	31,347	—
Lease operating expense	426,525	—
Impairment of oil and gas property	442,287	34,819,111
Impairment loss on Heartland International Oil Corp. (Note 4)	—	4,105,500
Exploration expense, expired leases	151,164	73,917
Depreciation, depletion & accretion	385,261	141,754
Share based compensation	394,986	618,539

General and administrative	1,343,496	1,936,484

Total operating expense	3,175,066	41,695,305

Operating loss	(2,775,724)	(41,695,305)
Other income-interest	19,796	120,290

Net loss before extraordinary gain	(2,755,928)	(41,575,015)
Extraordinary gain on exchange of preferred stock for convertible notes (Note 7)	1,299,958	—

Net income (loss)	$(1,455,970)	$(41,575,015)

Basic & diluted net (loss) per common share before extraordinary gain	$(0.06)	$(0.89)

Basic & diluted net income (loss) per common share	$(0.03)	$(0.89)

Basic & diluted weighted average common shares outstanding	46,737,013	46,737,013

See accompanying notes.

Heartland Oil and Gas Corp.

Stockholders’ Equity Statement

	Common Shares	Common Stock	Additional Paid-In Capital	Deficit Accumulated During the Exploration Stage
Balance, December 31, 2004	46,737,013	46,737	45,602,334	(3,384,951)

Issuance of stock options as compensation	—	—	618,539	—
Net loss	—	—	—	(41,575,015)

Balance, December 31, 2005	46,737,013	$46,737	$46,220,873	$(44,959,966)

Record gain on Preferred Stock extinguishment	—	—	4,067,986	—
Shareholder loan discount	—	—	532,013	—
Issuance of stock options as compensation	—	—	394,986	—
Net loss	—	—	—	(1,455,970)

Balance, December 31, 2006	46,737,013	$46,737	$5,215,828	$(46,415,936)

See accompanying notes.

Heartland Oil & Gas Corp.

Cash Flow Statement

	Year Ended Dec 31, 2006	Year Ended Dec 31, 2005
		(As reclassified, Note 1)
Cash Flow Used In Operating Activity
Net loss	$(1,455,970)	$(41,575,015)
Adjustments to reconcile net loss to net cash used in operating activity:
Extraordinary gain on exchange of preferred stock for convertible notes	(1,299,959)	—
Accretion expense
Asset retirement obligation	18,826	42,762
Discounted note arising from exchange of preferred stock for convertible notes	3,554
Loss on disposal of assets	3,136	—
Share-based compensation	394,986	618,539
Depreciation, depletion and amortization	366,434	98,992
Exploration expense (non-cash)	151,164	73,917
Impairment on oil and gas property	442,287	34,819,111
Impairment loss on Arabian Heartland International	—	4,105,500
Changes in operating asset and liabilities
Increase in gas sales receivable	(43,952)
Decrease in prepaid expense and other current assets	20,084	183,277
Decrease in accounts payable and accrued liabilities	(68,117)	(482,493)
Well plugging cost paid	(462,926)	—

Net cash used in operating activity	(1,930,453)	(2,115,410)

Cash Flow Used In Investing Activity
Purchase of property and equipment	(10,121)	(19,285)
Purchase of pipeline and facilities	(316,595)	(1,106,703)
Acquisition and exploration of oil and gas property	(322,058)	(3,597,647)
Proceeds from sale of equipment	173,795	—
Advances to Arabian Heartland International Corp.	—	(4,105,500)

Net cash used in investing activity	(474,979)	(8,829,135)

Cash Flow From Financing Activity
Increase (decrease) in notes payable	65,000	(10,520)
Cash proceeds from exchange of preferred stock for convertible notes	300,000
Payment of deferred offering costs	(10,000)

Net cash provided by (used in) financing activity	355,000	(10,520)

Net Decrease in Cash	(2,050,432)	(10,955,065)
Cash, beginning of period	2,126,156	13,081,221

Cash, end of period	$75,724	$2,126,156

Non-cash financing transactions:
Retirement of preferred shares on exchange for convertible notes	$(5,599,958)

Credit to Additional Paid-in Capital for fair value of convertible notes issued in exchange for preferred stock	$4,600,000

See accompanying notes.

Heartland Oil & Gas Corp.

Financial Statement Notes

Note 1—Organization, Operations and Significant Accounting Policies

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

We have incurred recurring losses from operations and have accumulated a deficit of $46,415,936 since inception. At December 31, 2006, we had negative working capital. Since inception, we have funded operations through the issuance of capital stock and debt. We plan to continue raising additional funds through future equity or debt financing until we achieve profitable operations.

Principles of Consolidation

The consolidated financial statements include the financial position and operating activities of Heartland Oil and Gas Corp. (HOCG) and its 100% owned subsidiaries Heartland Oil and Gas, Inc., Heartland Gas Gathering, LLC and Heartland International. All inter-company balances have been eliminated in consolidation.

Cash and Cash Equivalents

We account for all highly liquid investments with an original maturity of three months or less as cash equivalents.

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

Heartland Oil & Gas Corp.

Financial Statement Notes

We have depleted the capitalized cost, including estimated future cost to develop the reserves and estimated abandonment cost, net of salvage, on the units-of-production method using estimates of proved reserves. We do not amortize cost of unproved property and major development projects including capitalized interest, if any, until the property begins to produce. If we determine the future exploration of unproved property to be uneconomical, we add the amount of such property to the capitalized cost to be amortized.

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

Long-Lived Assets

In accordance with FASB Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review the carrying value of intangible assets and other long-lived assets on a regular basis for the existence of facts or circumstances that may suggest impairment. We recognize impairment when the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset. We measure impairment losses, if any, as the excess of the carrying amount of the asset over its estimated fair value.

Heartland Oil & Gas Corp.

Financial Statement Notes

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

Financial Instruments and Concentration of Credit Risk

We carry substantially all of our assets and liabilities at fair value or contracted amounts that approximate fair value. We make estimates of fair value at a specific point in time, based on relative market information and information about the financial instrument, specifically, the value of the underlying financial instrument. Assets that we record at fair value are primarily cash and other assets, which we carry at contracted amounts that approximate fair value. Our liabilities consist of short term liabilities we record at contracted amounts that approximate fair value. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash in excess of the federally insured amount of $100,000. To date, we have not incurred a loss relating to this concentration of credit risk.

Share-Based Payment

Effective January 1, 2006, we account for share-based payments based on the fair value of the options at the grant date as provided by FASB Statement 123(R), Share-Based Payment. We record compensation expense for all share-based awards granted, and for awards modified, repurchased or cancelled. We will recognize compensation expense for outstanding awards for which the requisite service had not been rendered as of January 1, 2006, over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement 123, adjusted for expected forfeitures. We have adopted Statement 123(R) using a modified prospective application. Prior to January 1, 2006 we recognized employee compensation expense for our stock options plan using the intrinsic value method of accounting. Under the terms of the intrinsic value method, compensation expense was the excess, if any, of the quoted market price of the stock at the grant date, over the amount an employee must pay to acquire the stock. Under our Amended 2005 Stock Option Plan, we may grant up to a maximum of 4,000,000 shares of common stock to key employees and consultants. The options granted under the plan vest over four years except as stated otherwise in the individual grants, and are for a term not exceeding 10 years.

In 2006 we expensed the fair value of options granted to non-employees, employees, officers and directors. In 2005 we expensed the fair value of options granted to non-employees and disclosed the pro forma fair value of options granted to employees, officers and directors.

Had we measured compensation cost based on the fair value of the options at the grant date for 2005 consistent with the method prescribed by Statement 123, our net loss and loss per common share would have been increased to the pro forma amounts indicated below:

Heartland Oil & Gas Corp.

Financial Statement Notes

	Year ended Dec 31,2006		Year ended Dec 31, 2005
Net loss, as reported		$(1,455,970)	$(41,575,015)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects			618,539
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects			(1,402,458)

Pro forma net loss	$		$(42,358,924)

Loss per share:
Basic and diluted earnings (loss) per common share

As reported		$(0.03)	$(0.89)

Pro forma	$		$(0.91)

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

Major Customers

For the year ended December 31, 2006, one customer, Enbridge Marketing (U.S.) LP, was responsible for purchasing 100% of our natural gas sales.

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

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” that applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 will be effective for the Company for year ended December 31, 2007. The Company does not anticipate that the adoption of SFAS No. 154 will have an impact on the Company’s overall results of operations or financial position.

Heartland Oil & Gas Corp.

Financial Statement Notes

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” that allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. It also eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS No. 155 will have an impact on the Company’s overall results of operations or financial position.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” that applies to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS No. 156 will have an impact on the Company’s overall results of operations or financial position.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of Statement No. 109, Accounting for Income Taxes. FIN 48 sets standards to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes. Specifically, FIN 48 addresses the timing of the recognition of income tax benefits. FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained. FIN 48 is effective for years beginning after December 15, 2006. Upon adoption of FIN 48, the cumulative effect will be reported as an adjustment to the opening balance of retained earnings at January 1, 2007. We adopted FIN 48 effective January 1, 2007. We believe the Interpretation will have no material impact on our financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that year. We believe this Statement will have no material impact on our financial statements once adopted.

In September 2006, the Financial Accounting Standards Board (“FASB”) the issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets as a net liability or asset as of December 31, 2006. The new standard does not address the accounting treatment for pension and postretirement benefits in the income statement. The adoption of SFAS No. 158 will have no impact on the Company’s overall results of operations or financial position.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No.115”. SFAS No.159 permits entities to choose to measure eligible financial instruments and other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument but only upon the entire instrument—not portions of the instrument. Unless a new election date occurs, the fair value option is irrevocable. SFAS No.159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 will not have an impact on the Company’s overall results of operations or financial position.

Heartland Oil & Gas Corp.

Financial Statement Notes

Reclassifications

We have reclassified certain data in the financial statements of the prior periods to conform to the current period presentation.

Note 2—Going Concern

We have incurred significant losses since inception and had no revenue from inception to December 31, 2005. At December 31, 2006, we have limited financial resources. Our continuation is dependent upon our ability to raise additional capital, to exploit our mineral holdings, and to generate sufficient revenue from our planned operations to enable us to attain and maintain profitable operations. We sold natural gas for the first time in February, 2006.

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

Note 3—Oil and Gas Property

Oil and Gas Property, Unproved

The total cost incurred and excluded from depletion is summarized as:

	Acquisition Cost	Exploration Cost	Impairment		Total
Cost incurred during periods ended:
December 31, 2006	$63,732	$(151,165)	$		$(87,143)
December 31, 2005	160,482	2,283,651		(34,819,111)	(32,522,812)
December 31, 2004	21,927,100	8,104,863		—	30,031,963

Undeveloped property, Cherokee basin

Jake battery: Jake is a one well battery. It is located three miles east of Lancaster and is the easternmost battery in the project area. It initially vented gas at the rate of approximately 40 Mcfgpd upon completion in August 2005. It began a nominal decline, which rapidly increased due to tubing leaks. The tubing leaks were recently repaired and the well is recovering.

Osawatomie battery: Osawatomie is a four well battery drilled on 80 acre spacing by Evergreen approximately five miles southwest of Lancaster. It has been venting gas at the rate of approximately 55 Mcfgpd and continues to show increases in production.

Heartland Oil & Gas Corp.

Financial Statement Notes

Beagle battery: Beagle is a three well battery approximately four miles southwest of Osawatomie battery. Two of the three wells were drilled by Heartland as 80 acre offsets to the original Evergreen well. In total, Beagle is producing gas at rates of approximately 110 Mcfgpd.

Undeveloped property, Forest City basin

Northern acreage: As of December 31, 2006, we had a total of 673,000 acres of undeveloped land under lease in eastern Kansas. Based on evaluation work done during 2005, CBM production from the Forest City basin acreage has been deemed uneconomic, although we retain valid leases on a substantial acreage position which expire between 2007 and 2012. We have identified areas for prospective, longer-term conventional oil and gas exploration and development.

Oil and Gas Property, Proved

Lancaster battery: In 2005 we entered into sales agreements and committed funds necessary to establish sales from the 16 Lancaster wells. We completed the pipeline and associated processing facilities in early January 2006. We initiated continuous gas sales on February 21, 2006. As of December 31, 2006, our engineering consultant estimated we had net reserves and discounted future net cash flow after tax of $521,948.

Pipeline and Marketing

In July 2005 we signed contracts with a subsidiary of Enbridge Energy Partners, L.P. to initiate gas sales from our Lancaster coalbed methane battery located near Paola, Kansas. While the gas price is variable, we expect to realize a wellhead price approximating 75 percent of NYMEX price or mid-continent gas posting. We have competed construction of the pipeline. We began selling methane from our Lancaster battery in February, 2006.

Impairment of oil and gas property

We apply a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a 10% discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. With the ceiling test at December 31, 2006, we computed a charge against our oil and gas property of $442,287. With the ceiling test at December 31, 2005, we computed a charge against our oil and gas property of $3,293,952.

Cost associated with our pipeline and facilities:

	Cost	Accumulated Amortization	December 31, 2006 Net Carrying Value	December 31, 2005 Net Carrying Value
Pipeline and Processing Facilities	$1,416,098	$61,822	$1,354,276	$1,106,703
Salt Water Disposal Systems	1,306,269	138,875	1,167,394	1,225,452
	$2,722,367	$200,697	$2,521,670	$2,332,155

Note 4—Investment in Heartland International Oil Corp.

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

Heartland Oil & Gas Corp.

Financial Statement Notes

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

Note 5—Related Party Transactions

We borrowed $500,000 on a non-interest bearing note on June 30, 2006, payable to SDS Capital Group SPC, Ltd., one of our two preferred stockholders. The note matured and was repaid on August 31, 2006.

Exchange of Preferred Stock for Convertible Notes

On September 29, 2006, we completed (i) a $300,000 (the “Bridge Amount”) bridge financing from SDS Capital Group, Ltd. and Baystar Capital II, L.P. (collectively, the “Payees”) and (ii) the repurchase of all outstanding Series B Preferred Stock with a principal amount of $6,000,000 (the “Series B Amount” and collectively with the Bridge Amount, the “Note Principal Amount”) from the Payees in consideration of the issuance of convertible senior secured promissory notes (the “Notes”). The Notes mature on the earlier of March 28, 2007 or the date of any subsequent financing in which we issue equity securities or other securities that could result in the issuance of equity securities (the “Maturity Date”), have no interest rate and reflect the full Note Principal Amount. The Notes are secured by all of our assets, except that the Payees have agreed to release security interests in assets located in the following Kansas counties in the event of a sale of those assets: Atchison, Brown, Doniphan, Jackson, Jefferson, Leavenworth, Nemaha and Pottawatomie. We may prepay the Note Principal Amount in full and in cash at any time prior to the Maturity Date. On March 28, 2007, we and the Payees extended the due date of the Notes to April 4, 2007.

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

Heartland Oil & Gas Corp.

Financial Statement Notes

Because of the preferred stock, exchanged for the Notes, SDS Capital Group Ltd. and BayStar Capital II L.P. are related parties to us.

The Notes contain customary negative covenants, including a covenant that we are not to incur additional indebtedness, and the Notes contain customary events of default.

In issuing the Notes and underlying Common Stock to the Payees, we relied on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Generally accepted accounting principles (GAAP), as described in Issue 96-19 of the Emerging Issues Task Force (EITF) of the FASB, characterize the above exchange of redeemable preferred stock for the convertible Notes as an extinguishment of the redeemable preferred stock. The Notes are to be recorded at fair value. The fair value of the Notes is to be used to record an extraordinary gain or loss on the extinguishment of the preferred stock. We engaged a qualified valuation firm, which determined that the fair value of the Notes was $4,600,000 on September 29, 2006. This value resulted in a gain of $1,299,958, which we recorded.

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

The accounting described above is summarized as:

Initial Series B Preferred Stock	$6,000,000
Classification adjustment prior to 12/31/06	(400,042)

Book value, Series B Preferred, 12/31/06 and 9/28/06	5,599,958
September 29, 2006 Bridge Financing	300,000

Preliminary book value of notes at 9-29-06 conversion	5,899,958
Fair value of notes determined by independent valuation firm, 9-29-06, classified as an addition to additional paid-in capital on the conversion	(4,600,000)

Gain on conversion	$1,299,958

Initial carrying value of the Notes at 9/29/06	$1
Interest accreted @ 9.08728% per day:
Through 12-31-06	3,553

Balance, 12-31-06	3,554
Qtr ended 3-31-07	6,296,446

Balance, 3-28 and 3-31-07	$6,300,000

On December 7, 2006 we also borrowed $65,000 on a note bearing 18% interest, payable to SDS Capital Group SPC, Ltd., one of our two preferred stockholders. The maturity date of the note is March 28, 2007 and the note was subsequently repaid on January 31, 2007.

On January 31, 2007 we borrowed from the Lenders $185,000 on non-interest bearing notes. . $65,000 of these funds, plus interest of $1,820 was used to pay off the December 7, 2006 note to SDS Capital Group SPC, Ltd. The maturity date of the new notes was March 28, 2007; however on March 27, 2007 the Lenders extended the notes to April 4, 2007. On April 4, 2007 the notes were again extended to April 16, 2007.

Heartland Oil & Gas Corp.

Financial Statement Notes

See also Note 8.

Other

We entered into management consulting agreements dated October 1, 2004, as amended, with a director for the payment of management fees of $7,500CAD per month, and with our former President for the payment of $16,666 per month, respectively. For the year ended December 31, 2006, he was paid $59,392 for management services. The contract with our former President was terminated on December 31, 2005 and the management consulting agreement was terminated on September 30, 2006. We entered into a consulting agreement for services on an hourly basis with our contract CFO. For the year ended December 31, 2006, he was paid $102,003 for services rendered.

Effective January 1, 2006, we approved the payment of director’s fees for non-employee directors at the rate of $200 per hour. During the year ended December 31, 2006 and December 31, 2005 we incurred $183,418, including the amounts discussed in the preceding two paragraphs and $391,203, respectively, in management and consulting fees to our directors and officers. The $391,203 included $100,000 paid to our former CEO as part of a termination package.

Note 6—Asset Retirement Obligations

	Year Ended December 31, 2006	Year Ended December 31, 2005
Beginning asset retirement obligations	$671,140	$562,619
Additions related to new property	—	—
Plugging and well-site restoration of 64 wells	(462,926)	—
Liabilities incurred	—	65,758
Accretion	18,826	42,763

Total asset retirement obligations	$227,040	$671,140

Note 7—Preferred Stock

In 2005 we had no preferred stock transactions.

Series B Convertible Redeemable Preferred Stock

In September 2004, we completed the sale of 3,529,412 shares of Series B Convertible Redeemable Preferred Stock at $1.70 per share for proceeds of $6,000,000, before issue cost.

In September 2006 we repurchased all of the Series B Preferred Stock in consideration for convertible notes. See Note 5, Related Party Transactions.

The preferred shares had certain liquidation preferences and participation rights in future equity financings.

¡	The holder of a preferred share could redeem the preferred shares under the circumstances described below.

¡	We could redeem the preferred shares up to 12 months, 24 months and thereafter for 112%, 124% and 136%, respectively, of the conversion price of $1.70.

¡	The holders of the preferred shares could convert their preferred shares into common shares at any time on a one-for-one basis.

Heartland Oil & Gas Corp.

Financial Statement Notes

¡	We could require the holder of a Series B Convertible Preferred Stock to convert their preferred shares into common shares at any time following

•	At least 18 months from the issuance date; and

•	At any time that our shares have traded at or above 200% of the conversion price of $1.70 for 10 consecutive days.

Series B Redemption Rights:

The Series B, Convertible Preferred Stock which we issued had certain provisions allowing redemption by the holder. Upon the occurrence of a redemption event the holders of the Series B preferred shares would have had the right to require us to purchase their shares for cash for an amount equal to a redemption amount specified by the Preferred Share Certificate of Designation of Preferences and Rights. The redemption amount was $6,720,000 as long as the market price of our common stock was below $1.90.

The triggering events for redemption by the holder were:

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

Series B Beneficial Conversion

Because, at the date of issuance, the value of the common stock of $2.96 exceeded the conversion price of $1.70 by $1.26, we reflected a dividend from the beneficial conversion of $4,447,059, equal to the product of the 3,529,412 shares and the $1.26. There was no resulting impact to our balance sheet and shareholders’ equity statement. The dividend of $4,447,059 was reflected on our operations statement for the year ended December 31, 2004, which is not presented, to derive net loss attributable to common shareholders and net loss per common share.

Heartland Oil & Gas Corp.

Financial Statement Notes

Series B Liquidation Preference

The Series B preferred stock had a liquidation preference of $1.70 per share, which was $6,000,000 on the 3,529,412 Series B shares outstanding, except that if the market price of the common stock immediately prior to a Liquidation Event were greater than $1.70 per share, then the liquidation preference of the Series B would have been the market price of the common stock.

See also Note 5.

Note 8—Stock Options and Warrants

Options

A summary of the changes in our common share purchase options is below:

	December 31, 2006		December 31, 2005
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Balance, beginning of year	4,805,000	$.84	2,950,000	$1.25
Granted	—		3,025,000	$.40
Exercised
Forfeited / Expired	(1,080,000)	$(1.34)	(1,170,000)	$(.63)

Balance, end of year	3,725,000	$(.61)	4,805,000	$.87

Additional information regarding options outstanding at December 31, 2006 is:

	Outstanding			Exercisable
	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Vested Number of shares	Exercise prices
$ 0.00 - $ 1.00	3,095,000	6.43	$0.40	3,095,000	$0.40
$ 1.01 - $ 2.00	630,000	7.50	$1.60	630,000	$1.60
	3,725,000	6.61	$0.61	3,725,000	$0.61

Warrants

Below is a summary of our warrant activity:

	Warrants	Exercise Price	Expiration Dates
Outstanding at December 31, 2004	2,339,377	$3.38 - $3.84	2006-2007
Outstanding at December 31, 2005	2,339,377	$3.38 - $3.84	2006-2007
Expired in 2006	(1,841,724)	$3.38 - $3.84	2006
Outstanding at December 31, 2006	497,653	$3.84	2007

Heartland Oil & Gas Corp.

Financial Statement Notes

Note 9—Commitments

We lease facilities in Paola, Kansas; Denver, Colorado; and Vancouver, British Columbia, Canada. The leases expire in July, 2007, October 2007 and July 2007, respectively. Future minimum lease payments are:

2007	$101,416

Note 10—Income Tax

At December 31, 2006, we had approximately $33,000,000 in pretax US federal and state net operating loss carryforwards, expiring through 2026. We incurred portions of such net operating loss carryforwards prior to September 17, 2002, our reverse acquisition date. As such, we anticipate limitations to the use of these carryforwards under Internal Revenue Code Section 382. We provide for deferred tax arising from temporary differences in the book and tax carrying amounts of assets and liabilities. Temporary differences arise primarily from differences in reporting stock-based compensation, intangible drilling and completion cost and oil and gas impairment expense. We have fully reserved the deferred tax assets that arise from such operating loss carryforwards and temporary differences of approximately $12,955,000 and $6,160,000 at December 31, 2006 and 2005, respectively, in the accompanying financial statements as follows. For 2006 the valuation allowance established against the deferred tax assets increased by $6,795,000. For 2005, the valuation allowance established against the deferred tax assets increased by $2,650,000.

	December 31, 2006	December 31, 2005
Net operating loss deduction	$12,680,000	$5,600,000
Stock-based compensation	275,000	560,000
Total Deferred Tax Asset	12,955,000	6,160,000
Valuation Allowance	(12,955,000)	(6,160,000)
Net Deferred Tax Asset	$—	$—

Reconciliation of the differences between the statutory tax rate and the effective tax rate is:

	December 31, 2006	December 31, 2005
Federal statutory tax rate	34.0%	34.0%
State Tax Rate	4.5%	4.5%
Effective Tax Rate	38.5%	38.5%
Valuation Allowance	(38.5)%	(38.5)%
Net Effective Tax Rate	—	—

Note 11. Unaudited Oil and Gas Reserve Information.

At December 31, 2006, the estimated oil and gas reserves presented herein were derived from reports prepared by MHA Petroleum Consultants, Inc., an independent petroleum engineering firm. The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available, and these changes could be material.

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

Heartland Oil & Gas Corp.

Financial Statement Notes

Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled.

Estimated Oil and Gas Reserve Quantities.

In the following two tables we present estimated quantities of proved developed and proved undeveloped reserves (all of which are located within the United States), as well as the changes in proved developed reserves during the periods indicated:

Proved Net Reserves

Natural Gas (mcf)
Proved net reserves at December 31, 2005	1,046,900
Revisions of previous estimates	(360,600)
Production	65,800

Proved developed net reserves at December 31, 2006	620,500

All of our oil and gas reserves are classified as Proved Developed. The 360,000 Mcf decrease of previous estimates was caused by a $2.36 per Mcf decrease between December 31, 2005 ($7.71/Mcf) and December 31, 2006 ($5.35/Mcf) in the natural gas price we received. The lower price caused the development of our December 31, 2005, proved undeveloped reserves to become uneconomic.

Standardized Measure of Discounted Future Net Cash Flow

The table below reports a standardized measure of the estimated discounted future net cash flow attributable to Heartland’s proved oil and gas reserves. We computed estimated future cash inflow by applying a year end price of $5.35 per Mcf of natural gas to the estimated future production of proved oil and gas reserves at December 31, 2006. The year end pricing for December 31, 2005 was $7.71. The standardized measure at December 31, 2005 totaled $864,000 based on a total of 1,046,900 Mcf therefore there are revisions to the quantity estimates. There were no extensions, discoveries or improved recoveries for the year ended December 31, 2006. Discounting the annual net cash flow at 10% illustrates the impact of timing on these future cash flow.

Standardized Measure of Estimated Discounted Future Net Cash Flow

	December 31, 2006	December 31, 2005
Future cash inflow	$3,320,000	$8,136,000
Future cash outflow:
Production cost	(2,150,000)	(3,762,717)
Development cost		(2,120,000)
Future net cash flow before income taxes	1,170,000	2,253,283
Future income taxes	(400,000)	766,116

Future net cash flow	770,000	1,487,167
Adjustment to discounted future annual net cash flow at 10%	(248,000)	(622,740)

Standardized measure of discounted future net cash flow	$522,000	$864,427

The following table summarizes the principal factors comprising the changes in the standardized measure of estimated discounted net cash flow for the years ended December 31, 2006 and December 31, 2005. The December 31, 2005 independent evaluation of our proved reserves was the first evaluation of proved reserves we have had prepared. The entire amount of our proved reserves at December 31, 2005 came from discoveries in 2005.

Heartland Oil & Gas Corp.

Financial Statement Notes

Changes in Standardized Measure of Estimated Discounted Net Cash Flow

	December 31, 2006	December 31, 2005
Standardized measure, beginning of period	$864,427	$—
Extensions and discoveries		864,427
Sales of oil and gas, net of production cost	81,155	—
Net change in sales prices, net of production cost	(821,264)	—
Net change in income taxes	397,630	—

Standardized measure, end of period	$521,948	$864,427