Form 10KSB/A
period 2006-12-31
HEARTLAND OIL & GAS CORP
filed 2007-04-30
CIK 1075636

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB/A1

Annual Report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the year ended December 31, 2006

Commission file number: 000-32669

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

Shell Company Rider for Form 10-K, Form 10-Q, Form 10-KSB, Form 10-QSB and Form 20-F:

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of April 26, 2007, was $13,631,629.

As of April 26, 2007, the number of shares of common stock, $0.001 par value, outstanding was 97,368,777.

Documents Incorporated By Reference: None

Note: This amendment adds Part III to the 2006 Form 10-K filed April 16, 2007.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Philip S. Winner	President and Director	50	January 1, 2006
Kamal Abdallah	Director	42	April 23, 2007
Christopher J. McCauley	Director	46	April 23, 2007
Robert L. Poley	Ex-Chief Financial Officer and Director - Resigned April 23, 2007	62	January 1, 2006
Donald Sharpe	Ex-Director, Resigned March 27, 2007	48	September 18, 2002
John Martin	Ex-Director, Resigned April 23, 2007	49	May 2, 2005
Todd Mackintosh	Ex-Director, Resigned April 23, 2007	47	January 1, 2006

Business Experience

The following summarizes the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Philip S. Winner - President and Director

Mr. Winner has served as our President and a director since January 1, 2006. He served as our Chief Operating Officer from August 2004 to December, 2005. From 2002 to 2004, he was employed as Senior Vice President, Business Development, at Infinity Energy Resources, Inc. From 2001 to 2002, Mr. Winner served as a consultant for CDX Gas, where he was responsible for evaluation CDX’ tight gas and shale gas projects. Mr. Winner was at HS Resources, an oil and gas exploration and production company from 1993 to 2001, and held various management positions, including serving as a Vice President. From 1991 to 1993 he consulted with Apache Oil Corporation and Hanifen Imhoff. From 1981 to 1991 he was Sr. Staff Geologist, Asset Team Manager and Budget Coordinator of Mobil Oil Corp. He has a Master’s degree in geology from the University of Vermont, an MBA from the University of Denver and a Bachelor of Science in geology from Southern Oregon State College.

Kamal Abdallah - Director

Mr. Abdallah was appointed a director on April 23, 2007. Mr. Abdallah, 42, has over fifteen years experience in commercial real estate investment and development. From 2000 to the present, Mr. Abdallah has been self-employed as a real estate development entrepreneur and he has developed a very successful real estate investment business, concentrated in the structuring and financing of a variety of real property transactions. Mr. Abdallah attended Oakland Community College and Oakland University in Michigan where he focused his studies in the area of accounting and finance.

Christopher J. McCauley - Director.

Mr. McCauley was appointed a director on April 23, 2007. Mr. McCauley, 46, has over twenty years experience in the areas of real estate and commercial law and over 8 years experience in oil and gas acquisitions and operations. From 1990 to July 2005, Mr. McCauley was in private practice in the state of Ohio as a sole practitioner. Mr. McCauley now devotes all of his professional efforts to the growth and management of the company. In 1982, Mr. McCauley graduated from The Ohio State University and in 1986 Mr. McCauley received his J.D. degree from Cleveland-Marshall College of Law.

Robert Poley – Ex-Chief Financial Officer and Director

Mr. Poley was appointed a director on December 29, 2005 and resigned his position on April 23, 2007. He served as our CFO from October 25, 2004 to October 15, 2005 and from December 29, 2006 until April 23, 2007. From 2004 to the present he has consulted with small businesses regarding compliance with SEC regulations and Generally Accepted Accounting Principles. From 2002 to 2004 he was a financial examiner with the SEC’s Division of Corporation Finance in Washington, D.C. From 1996 to 2002 he was controller of NaPro BioTherapeutics, Inc., a proprietary pharmaceutical developer and manufacturer in Boulder, CO. Mr. Poley holds a Master’s of Science in Business Administration from the University of Denver and a Bachelor’s degree from the University of Kansas.

Donald Sharpe – Ex-Director

Mr. Sharpe was appointed a director on September 18, 2002 and resigned his position on March 27, 2007. Since 1994 Mr. Sharpe has consulted to, managed and served as a director of a number of start-up oil and gas companies including Patriot Petroleum Corp., Gemini Energy Inc., Velvet Exploration Inc., Netco Energy Inc. and Nation Energy Ltd. Since May 12, 2004, Mr. Sharpe has served as the President and a director of Eden Energy Corp. Mr. Sharpe graduated from the University of British Columbia with a Bachelor of Science degree in Geophysics, received a Certificate in Business Management from the University of Calgary and graduated from the Banff School of Advanced Management. Mr. Sharpe is a member of the Association of Professional Engineers, Geologists and Geophysicists of Alberta and the Canadian Society of Exploration Geophysicists.

John Martin – Ex-Director

Mr. Martin was appointed a director in May 2005 and resigned his position on April 23, 2007. Mr. Martin has served as the Managing Director of CMI, Credit Markets Investments Ltd. (Geneva), an investment company, since 2001. Previously, Mr. Martin was the senior VP and head of Capital Markets for Bank of Tokyo Mitsubishi AG (Switzerland) from 1990 to 2000.

Todd Mackintosh – Ex-Director

Mr. Mackintosh, an attorney, was appointed a director on January 1, 2006 and resigned his position on April 23, 2007. Mr. Mackintosh has practiced law since 1989, with a focus on business law and litigation. For the last five years, Mr. Mackintosh has had a solo practice involving general civil litigation and business law. He graduated from the University of Denver School of Law.

None of our directors, executive officers, promoters or control persons has, within the last five years: (i) had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) been convicted in a criminal proceeding or is currently subject to a pending criminal proceeding (excluding traffic violations or similar misdemeanours); (iii) been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (iv) been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission (the “SEC”) or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated. There are no family relationships among any of our directors and executive officers.

Audit Committee Financial Expert

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

Code of Ethics

Effective March 25, 2004, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to all employees, including our company’s president (being our principal executive officer) and our company’s secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions.

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

Particulars of compensation awarded to, earned by or paid to; (i) our chief executive officer; (ii) each of our most highly compensated executive officers who were serving as executive officers at the end of the most recently completed fiscal year and whose total salary and bonus exceeded $100,000 per year; and (ii) any additional individuals for whom disclosure would have been provided for the fact that the individual was not serving as an executive officer of our company at the end of the most recently completed fiscal year (collectively, the “Named Executive Officers”), are set out in the summary compensation table below.

SUMMARY COMPENSATION TABLE
		Annual Compensation							Long Term Compensation (1)
									Awards			Payouts
Name and Principal Position	Year	Salary (US$)			Bonus (US$)		Other Annual Compensation (US$) (1)		Securities Underlying Options/ SARs Granted		Restricted Shares or Restricted Share Units	LTIP Payouts (US$)	All Other Compensation
Philip Winner President(2)	2006 2005 2004	$ $	180,000 162,231		$10,000 Nil Nil		Nil Nil Nil		Nil 500,000 200,000		Nil Nil Nil	Nil Nil Nil	$	Nil Nil 50,000

Richard Coglon Former President(3)	2005 2004	$ $	187,827 75,130	(4) (5)	$25,000 Nil	(4)	$75,000 Nil	(4)	750,000 200,000	(6) (6)	Nil Nil	Nil Nil		Nil Nil

Charles Willard Chief Operating Officer(7)	2006 2005	$ $	137,302 103,971		$7,500 Nil		Nil Nil		Nil 500,000		Nil Nil	Nil Nil		Nil Nil

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

(3)	Mr. Coglon served as our President from September 18, 2002 to December 31, 2005.
(4)

During the year ended December 31, 2005 Mr. Coglon received $9,860 per month until February 28, 2005 and $16,667 per month for the period from March 1, 2005 to December 31, 2005 for providing management services to our company. In addition, on December 31, Mr. Coglon was paid $75,000 as part of his severance package. In addition he was paid a bonus of $25,000 for the hook-up of the Lancaster pilot.

(5)

During the year ended December 31, 2004 Mr. Coglon received $5,000 per month until October 31, 2004 and $10,000 per month for the period from November 1, 2004 to December 31, 2004 for providing management services to our company.

(6)	Mr. Coglon received 200,000 options at $2.50 on April 28, 2004 pursuant to the 2004 Stock Option Plan. On August 31, 2004 the exercise price was reduced to $1.60.
(7)

Mr. Willard was appointed Chief Operating Officer on January 1, 2006. During the year ended December 31, 2005, Mr. Willard served as the Vice President of Operations from February 1, 2005 to December 31, 2005. Mr. Willard resigned his position effective December 12, 2006.

During the year ended December 31, 2006 there were no stock options granted to any Executive Officers. We have never issued stock appreciation rights. On April 17, 2007 the Board authorized 1,300,000 options to be granted to Directors and certain key employees. The options have an exercise price of $.14 and a three year term. The do not require vesting. Mr. Winner was granted 500,000 options and Mr. Poley, Mr. Mackintosh and Mr. Martin were granted 166,667, 166,667, and 166,666 respectively. The remaining 300,000 shares were granted to key employees.

The following table sets forth for each Named Executive Officer certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2006.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Aggregate Value Realized	Number of Securities Underlying Unexercised Options at FY End (#) Exercisable / Unexercisable			Value of Unexercised In-the -Money Options at FY End ($) Exercisable / Unexercisable(1)
			Exercisable		Unexercisable	Exercisable	Unexercisable
Philip Winner	0	0	700,000	(3)	0	$0	$0
Richard Coglon	0	0	1,420,000	(2)	0	$0	$0
Donald Sharpe	0	0	770,000		0	$0	$0
Charles Willard	0	0	500,000		0	$0	$0

(1)

The values for “in-the-money” options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 30, 2006 ($.03 per share on NASD OTCBB) and the exercise price of the individual’s options.

(2)	These options expired on January 1, 2007.
(3)	On April 25, 2007 Mr. Winner was granted 500,000 fully vested options at a price of $.14 per share. They have a three year term.

The 1,300,000 options granted on April 25, 2007 are not included in the table shown above.

Employment Contracts, Termination of Employment and Change in Control Arrangements

There are no employment agreements between us, or any of our subsidiaries, and our current Named Executive Officers.

Our company has no plans or arrangements in respect of remuneration received or that may be received by Named Executive Officers of our company in fiscal 2006 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per Named Executive Officer.

Compensation of Directors

Prior to January 20, 2006, our directors did not receive salaries for serving as directors, nor did they receive any compensation for attending meetings of the board of directors or serving on committees of the board of directors. Effective January 20, 2006, the Board approved a resolution to compensate our non-employee directors $200 per hour for their services. Directors are entitled to expense reimbursement incurred in attending meetings. In addition, our directors are entitled to participate in our stock option plan.

Donald Sharpe, a director of our company during the fiscal year 2006, earned consulting fees through D. Sharpe Management Inc., a company wholly-owned and controlled by him. D. Sharpe Management Inc. was paid CN$7,500 per month for consulting services related to project development and maintenance of the corporate headquarters in Vancouver, B.C., Canada. This agreement was terminated on September 30, 2006.

Robert Poley, the Chief Financial Officer and a director of the company during the fiscal year 2006, earned consulting fees at an hourly rate of $175.00 for his services as consulting Chief Financial Officer.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of April 26, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Donald Sharpe 1281 Eldon Road North Vancouver, BC, Canada V7R 1T5	350,000	*

UPDA, Corp. 14255 U.S. Highway 1, Suite 209 Juno Beach, FL 33408	50,631,764	52%

Directors and Executive Officers as a Group	Nil	0.0%

*	Less than 1%.
(1)

Based on 97,368,777 shares of common stock issued and outstanding as of April 26, 2007. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Equity Compensation Plan Information

At December 31, 2006 we had four incentive compensation plans in place, entitled 2001 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan, 2002 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan, the Additional 2002 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan and the 2005 Stock Option Plan. These plans have not been approved by our security holders.

Number of Securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for further issuance
3,725,000(1)	$.84	400,000

(1)	Total number of options granted pursuant to all four of our compensation plans as of December 31, 2006. The above table does not include the options granted on April 25, 2007.

Changes in Control

Under the terms of a Stock Purchase Agreement dated April 19, 2007, by and between the Registrant and UPDA, UPDA agreed to purchase a total of 50,631,764 shares (the “Shares”) of the common stock of the Registrant in a private transaction with the Registrant for an aggregate purchase price of $1,000,000 in cash (the “Stock Sale”). The Stock Sale closed on April 20, 2007, through the payment by UPDA of the aggregate purchase price and the transfer of the Shares by the Registrant to UPDA.

As of April 10, 2007, the Registrant had 46,737,013 shares of common stock issued and outstanding. As a result of the issuance of the Shares, UPDA owns 52% of the issued and outstanding common stock of the Registrant. As of April 20, 2007, the Registrants had 100,000,000 shares of authorized common stock, of which 97,368,777 shares of common stock were issued and outstanding.

The Stock Sale constitutes a change of control transaction for the Registrant as UPDA now owns a majority of the outstanding voting securities of the Registrant. Therefore, UPDA has the voting power to pass actions requiring shareholder approval and has the voting power to control the election of directors to the Registrant’s board of directors.

Although the Registrant is a majority owned subsidiary of UPDA, the Registrant will continue to comply with its public reporting obligations.

UPDA is a public reporting company whose shares currently trade on the Over–the-Counter Bulletin Board under the trading symbol “UPDA.OB”. Therefore, information on the business and financial condition of UPDA can be obtained by visiting the SEC’s website at www.sec.gov.

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

Audit Fees

Our board of directors had appointed KBL, LLP as independent auditors to audit our financial statements for the year ended December 31, 2007. Our board of directors appointed Staley Okada & Partners as independent auditors to audit our financial statements for the year ended December 31, 2005. The firm of Staley Okada & Partners resigned their position following the filing of the September 30, 2006 10Q. The aggregate fees billed by KBL, LLP for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 was $65,000. The aggregate fees billed by Staley Okada & Partners for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2005 was $31,000.

Audit Related Fees

For the fiscal year ended December 31, 2006, the aggregate fees billed for assurance and related services by KBL, LLP relating to our quarterly financial statements which are not reported under the caption “Audit Fees” above, were $0.

For the fiscal year ended December 31, 2005, the aggregate fees billed for assurance and related services by Staley Okada & Partners relating to our quarterly financial statements which are not reported under the caption “Audit Fees” above, were $29,290.

Tax Fees

For the fiscal year ended December 31, 2006, the aggregate fees billed for tax compliance, by Spicer, Jeffries LLP were $4,000.

For the fiscal year ended December 31, 2005, the aggregate fees billed for tax compliance, by Steve Yocum were $3,500.

All Other Fees

For the fiscal year ended December 31, 2006, the aggregate fees billed by KBL, LLP for other non-audit professional services, other than those services listed above is $Nil. For the fiscal year ended December 31, 2006, the aggregate fees billed by Staley Okada & Partners for other non-audit professional services, other than those services listed above is $11,659. For the fiscal year ended December 31, 2005, the aggregate fees billed by Staley Okada & Partners for other non-audit professional services, other than those services listed above is $Nil. Substantially all the 2006 and 2005 fees related to the review of registration statements submitted to the Securities and Exchange Commission.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before an audit firm is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

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

The audit committee has considered the nature and amount of the fees billed by KBL, LLP and Staley Okada & Partners, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the auditors’ independence.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Heartland Oil and Gas, Corp. has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated: April 30, 2007

HEARTLAND OIL AND GAS CORP.

By:	/s/ Philip S. Winner
Philip S. Winner President, Chief Executive Officer and Director