Form 10QSB
period 2007-03-31
HEARTLAND OIL & GAS CORP
filed 2007-05-15
CIK 1075636

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

Quarterly Report pursuant to Section 13 or 15(D)

of the Securities Exchange Act of 1934

For the quarter ended March 31, 2007

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

The registrant is a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

The registrant is not a shell company (as defined in Rule 12b-2 of the Exchange Act).

Heartland had 97,702,110 shares of common stock outstanding as of May 7, 2007.

Item 1.	Financial Statements

Heartland Oil and Gas Corp.

Balance Sheet

	March 31, 2007 Unaudited	Dec 31, 2006 Audited
Assets
Current assets:
Cash	$59,291	$75,724
Gas sales receivable	41,509	43,952
Deferred offering cost	10,000	10,000
Prepaid expense and other current assets	91,479	129,423

Total current assets	202,279	259,099

Oil and gas property and equipment:
Unproved, undeveloped	1,665,730	1,688,889
Proved, developed properties, full cost method, net of accumulated depletion of $219,592 and $175,842, respectively	778,772	792,504
Pipeline and facilities, net of accumulated depreciation of $234,795 and $200,697, respectively	2,493,060	2,521,670
Other property and equipment, net of accumulated depreciation of $137,813 and $122,715, respectively	79,169	94,271

Total Assets	$5,219,010	$5,356,433

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued liabilities	$147,216	$214,180
Notes payable to related parties (Note 4)
Convertible notes	6,300,000	—
Other notes	185,000	68,554
Advance received from buyer on sale of majority interest in Company (Note 9)	80,000	—

Total current liabilities	6,712,216	282,734
Long-term asset retirement obligation (Note 5)	232,014	227,040

Total liabilities	6,944,230	509,774

Stockholders’ (deficit) equity:
Common stock—$0.001 par value, 100,000,000 shares authorized, 46,737,013 shares issued, and outstanding at March 31, 2007 and December 31, 2006 (Note 9)	46,737	46,737
Additional paid-in capital	51,224,295	51,215,858
Accumulated deficit	(52,996,252)	(46,415,936)

Total stockholders’ (deficit) equity	(1,725,220)	4,846,659

Total liabilities and stockholders’ (deficit) equity	$5,219,010	$5,356,433

See accompanying notes.

Heartland Oil and Gas Corp.

Operations Statement

(Unaudited)

	Three Months Ended Mar 31, 2007	Three Months Ended Mar 31, 2006
Natural gas sales	$110,520	$55,716
Compression & transportation revenue	5,824	5,687

Total revenue	116,344	61,403

Operating expenses
Lease operating expense and production tax	74,522	55,875
Exploration expense, expired leases	23,159	115,459
Depreciation, depletion & accretion	97,923	86,623
Share based compensation	8,437	131,569
General and administrative	196,176	400,448

Total operating expenses	400,217	789,974

Operating loss	(283,873)	(728,571)

Other (expense) income
Interest expense resulting from discount on notes arising from exchange of preferred stock for convertible debt (Note 4)	(6,296,446)	—
Interest income	3	9,451

Total other (expense) income	(6,296,443)	9,451

Net loss	$(6,580,316)	$(719,120)

Basic & diluted net loss per common share	$(0.14)	$(0.02)

Basic & diluted weighted average common shares outstanding	46,737,013	46,737,013

See accompanying notes.

Heartland Oil and Gas Corp.

Stockholders’ (Deficit) Equity Statement

	Common Shares	Common Stock	Additional Paid-In Capital	Accumulated deficit	Total
Balance, December 31, 2005	46,737,013	$46,737	$46,220,873	$(44,959,966)	$1,307,644

Gain on preferred stock extinguishment	—	—	4,067,986	—	4,067,986
Shareholder loan discount	—	—	532,013	—	532,013
Issuance of stock options as compensation	—	—	394,986	—	394,986
Net loss	—	—	—	(1,455,970)	(1,455,970)

Balance, December 31, 2006	46,737,013	$46,737	$51,215,858	$(46,415,936)	4,846,659

Issuance of stock options as compensation	—	—	8,437	—	8,437
Net loss	—	—	—	(6,580,316)	(6,580,316)

Balance, March 31, 2007	46,737,013	$46,737	$51,224,295	$(52,996,252)	$(1,725,220)

See accompanying notes.

Heartland Oil & Gas Corp.

Cash Flow Statement

(Unaudited)

	Three Months Ended Mar 31, 2007	Three Months Ended Mar 31, 2006
Cash Flow Used In Operating Activities
Net loss	$(6,580,316)	$(719,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset retirement obligation	4,974	4,539
Interest expense resulting from discount on notes arising from the exchange of preferred stock for convertible debt (Note 4)	6,416,446	—
Share-based compensation	8,437	131,569
Depreciation, depletion and amortization	92,949	82,084
Exploration expense, abandoned leases	23,159	115,459
Changes in operating asset and liabilities
Decrease (increase) gas sales receivable	2,443	(47,533)
Decrease (increase) in prepaid expense and other current assets	37,944	(64,398)
Decrease in accounts payable and accrued liabilities	(66,963)	(12,499)
Well plugging cost paid	—	(502,109)

Net cash used in operating activity	(60,927)	(1,012,008)

Cash Flow Used In Investing Activities
Purchase of other property and equipment	—	(6,898)
Acquisition and exploration of oil and gas property	(30,018)	(391,343)
Purchase of pipeline and facilities	(5,488)

Proceeds from sale of equipment	—	139,166

Net cash used in investing activities	(35,506)	(259,075)

Cash Flow From Financing Activity
Advance received from buyer on sale of majority interest in Company (Note 9)	80,000	—

Net cash provided by financing activities	80,000	—

Net Decrease in Cash	(16,433)	(1,271,083)
Cash, beginning of period	75,724	2,126,156

Cash, end of period	$59,291	$855,073

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

We have incurred recurring losses from operations and have accumulated a deficit of $52,996,252 since inception. At March 31, 2007, we had negative working capital. Since inception, we have funded operations through the issuance of capital stock and debt. We plan to continue raising additional funds through future equity or debt financing until we achieve profitable operations.

The accompanying financial statements are unaudited and include, in our opinion, all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. The financial statements should be read in conjunction with our audited financial statements and the related notes included in our Form 10KSB for the year ended December 31, 2006. The accompanying financial statements are interim financial statements prepared in accordance with accounting principles generally accepted in the United States and are stated in U.S. dollars.

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial position and operating activities of Heartland Oil and Gas Corp. (HOCG) and its 100% owned subsidiaries Heartland Oil and Gas, Inc., Heartland Gas Gathering, LLC and Heartland International. All inter-company balances have been eliminated in consolidation.

Foreign Currency Translation

Our functional currency is the U.S. dollar. In those instances where we have foreign currency transactions, we translate the financial statements to U.S. dollars in accordance with Statement 52 of the Financial Accounting Standards Board (FASB), Foreign Currency Translation. We translate monetary assets and liabilities denominated in foreign currencies using the exchange rate prevailing at the balance sheet date. We include gains and losses arising on translation or settlement of foreign-currency-denominated transactions or balances in the determination of income. Our primary foreign currency transactions are in Canadian dollars. We have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Heartland Oil & Gas Corp.

Financial Statement Notes—(Continued)

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

Long-Lived Assets

In accordance with FASB Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review the carrying value of intangible assets and other long-lived assets, such as other properties and equipment, on a regular basis for the existence of facts or circumstances that may suggest impairment. We recognize impairment when the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset. We measure impairment losses, if any, as the excess of the carrying amount of the asset over its estimated fair value.

Heartland Oil & Gas Corp.

Financial Statement Notes—(Continued)

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

For the three month periods ended March 31, 2007 and 2006, we expensed the fair value of options granted to non-employees, employees, officers and directors.

Major Customers

For the three months ended March 31, 2007, one customer, Enbridge Marketing (U.S.) LP, was responsible for purchasing 100% of our natural gas sales.

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

Financial Statement Notes—(Continued)

Reclassifications

We have reclassified certain data in the financial statements of the prior periods to conform to the current period presentation.

Recent Accounting Pronouncements:

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” that applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 will be effective for the Company for fiscal year ended December 31, 2007. The Company does not anticipate that the adoption of SFAS No. 154 will have an impact on the Company’s overall results of operations or financial position.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” that allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. It also eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS No. 155 will have an impact on the Company’s overall results of operations or financial position.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The Interpretation clarifies the way companies are to account for uncertainty in income tax reporting and filing and prescribes a consistent recognition threshold and measurement attribute for recognizing, derecognizing, and measuring the tax benefits of a tax position taken, or expected to be taken, on a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006, although early adoption is possible. The Company does not plan to adopt early and the Company is currently in the process of evaluating the impact, if any, the adoption of the Interpretation will have on the 2007 financial statements.

Heartland Oil & Gas Corp.

Financial Statement Notes—(Continued)

Recent Accounting Pronouncements (continued):

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The adoption of SFAS No. 157 will not have an impact on the Company’s overall results of operations or financial position.

In September 2006, the Financial Accounting Standards Board (“FASB”) the issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets as a net liability or asset as of December 31, 2006. The new standard does not address the accounting treatment for pension and postretirement benefits in the income statement. This will have no impact on the Company’s results of operations or financial position.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No.115”. SFAS No.159 permits entities to choose to measure eligible financial instruments and other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument but only upon the entire instrument—not portions of the instrument. SFAS No.159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not anticipate that the adoption of SFAS No. 159 will have an impact on the Company’s overall results of operations or financial position.

Note 2—Going Concern

We have incurred significant losses since inception and had no revenue from inception to December 31, 2005. We sold natural gas for the first time in February 2006. As of March 31, 2007 we have an accumulated deficit of $52,996,252 and a net loss for the three months of $6,580,316. At March 31, 2007, we had limited financial resources. Our continuation is dependent upon our ability to raise additional capital, to exploit our mineral holdings, and to generate sufficient revenue from our planned operations to enable us to attain and maintain profitable operations.

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

Note 3—Oil and Gas Properties

Undeveloped Properties

We own and operate nearly 775,000 acres in two areas in northeast Kansas: the south block, located on the Cherokee basin, where we have established reserves and production; and the north block, located in the Forest City basin, where we hold significant leases which expire between 2007 and 2012.

Heartland Oil & Gas Corp.

Financial Statement Notes—(Continued)

Undeveloped Acreage	Three Months Ended March 31, 2007	Year Ended December 31, 2006
Beginning Balance	$1,688,889	$1,776,322
Acquisition of undeveloped acreage	—	63,732
Less expired leases	(23,159)	(151,165)

Total undeveloped properties	$1,665,730	$1,688,889

Developed Properties, Cherokee basin

Our developed properties focus on approximately 100,000 acre leasehold position located in the Cherokee basin, primarily in Linn and Miami counties. We have 24 wells in four batteries producing gas across a 12 mile area. From east to west, these areas are named Jake (1 well), Lancaster (16 wells), Osawatomie (4 wells), and Beagle (3 wells). We have a dominant acreage position and are negotiating pipeline rights of way in and between these producing areas.

Developed Properties	Three Months Ended March 31, 2007	Year Ended December 31, 2006
Beginning Balance	$792,504	$1,316,102
Acquisition, exploration, drilling and lease and well equipment	30,018	322,595
Less accumulated depletion	(43,750)	(175,842)
Less plugging and abandonment costs	—	(228,064)
Less impairment costs	—	(442,287)

Total developed properties	$778,772	$792,504

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

Cost associated with our pipeline and facilities:

Pipeline and facilities	Three Months Ended March 31, 2007	Year Ended December 31, 2006
Beginning Balance	$2,521,670	$2,332,155
Acquisition of equipment	5,488	316,595
Less depreciation	(34,098)	(127,080)

Total pipeline and facilities	$2,493,060	$2,521,670

Heartland Oil & Gas Corp.

Financial Statement Notes—(Continued)

Note 4– Notes payable to related parties

Convertible notes

On September 29, 2006, we completed (i) a $300,000 (the “Bridge Amount”) bridge financing from SDS Capital Group, Ltd. and Baystar Capital II, L.P. (collectively, the “Payees”) and (ii) the repurchase of all outstanding Series B Preferred Stock with a principal amount of $6,000,000 (the “Series B Amount” and collectively with the Bridge Amount, the “Note Principal Amount”) from the Payees in consideration of the issuance of convertible senior secured promissory notes (the “Notes”). The Notes mature on the earlier of March 28, 2007 or the date of any subsequent financing in which we issue equity securities or other securities that could result in the issuance of equity securities (the “Maturity Date”), have no interest rate and reflect the full Note Principal Amount. The Notes are secured by all of our assets, except that the Payees have agreed to release security interests in assets located in the following Kansas counties in the event of a sale of those assets: Atchison, Brown, Doniphan, Jackson, Jefferson, Leavenworth, Nemaha and Pottawatomie. We may prepay the Note Principal Amount in full and in cash at any time prior to the Maturity Date. On March 28, 2007, we and the Payees extended the due date of the Notes to April 4, 2007. On April 4, 2007 the Notes were again extended to April 16, 2007. (See Note 9.—Subsequent Events below)

Except in the case of a Qualified Financing, the Notes are convertible into common stock on the Maturity Date. At the Maturity Date, the Payees have the option to convert the Note Principal Amount into common stock at a conversion price of $0.04 per share. In a Qualified Financing, the Payees will convert approximately 81% of the Note Principal Amount into the additional securities issued in the Qualified Financing on the same price and terms as the other investors in the Qualified Financing with the remaining balance of the Note Principle Amount being cancelled; provided, however, that if the Payees do not invest a total of at least $2,000,000 in the Qualified Financing, then the Payees will not have the right to convert the Note Principal Amount into the Qualified Financing. In this event, the Bridge Amount will be converted into the securities issued in the Qualified Financing on the same price and terms as the other investors in the Qualified Financing and the Series B Amount will automatically be converted into a new preferred stock having substantially similar terms as our Series B Preferred Stock, except that the rights contained in Article XIII of our Certificate of Designation, Preferences and Rights relating to the Series B Preferred Stock (the “Certificate”) will be deleted. A Qualified Financing is defined in the Notes as our issuance of new securities in an amount of at least $15,000,000.

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

Generally accepted accounting principles (GAAP), as described in Issue 96-19 of the Emerging Issues Task Force (EITF) of the FASB, characterize the above exchange of redeemable preferred stock for the convertible Notes as an extinguishment of the redeemable preferred stock. The Notes are to be recorded at fair value. The fair value of the Notes is to be used to record an extraordinary gain or loss on the extinguishment of the preferred stock. We engaged a qualified valuation firm, which determined that the fair value of the Notes was $4,600,000 on September 29, 2006. This value resulted in a gain of $1,299,958, which we recorded during the year ended December 31, 2006.

Heartland Oil & Gas Corp.

Financial Statement Notes—(Continued)

GAAP, as described in EITF Issue 00-27, paragraph 7, and EITF 98-5, paragraph 6, provides that if the conversion feature of the Notes is beneficial to the holder (has intrinsic value), which it is, the intrinsic value is recorded as a reduction of the carrying amount of the Notes and an addition to paid-in capital. The Notes are convertible into common stock at a rate of four cents per share. The common stock traded for nine cents per share on September 29, 2006, the closing date of the exchange. Therefore the conversion has an intrinsic value of five cents per share. The Notes are convertible into 157,500,000 common shares. Therefore the conversion feature has an intrinsic value of $7,875,000, which is in excess of the total proceeds received in exchange for the Notes. Therefore the full fair value of the Notes was credited to additional paid-in capital during the year December 31, 2006 in conjunction with recognition of the 1,299,958 gain on the conversion. We assigned an initial carrying value to the Notes of $1. We accreted interest on the Notes up to their $6,300,000 face value over the 180 day life of the Notes. Interest expense of $6,296,446 resulting from accreting the notes from a $1 value has been recorded for the three months ended March 31, 2007 related to these notes.

The accounting described above is summarized as:

Initial Series B Preferred Stock	$6,000,000
Classification adjustment prior to 12/31/06	(400,042)

Book value, Series B Preferred, 12/31/06 and 9/28/06	5,599,958
September 29, 2006 Bridge Financing	300,000

Preliminary book value of notes at 9-29-06 conversion	5,899,958
Fair value of notes determined by independent valuation firm, 9-29-06, classified as an addition to additional paid-in capital on the conversion	(4,600,000)

Gain on conversion	$1,299,958

Initial carrying value of the Notes at 9/29/06	$1
Interest accreted @ 9.08728% per day:
Through 12-31-06	3,553
Balance, 12-31-06	3,554
Interest accreted @ 9.088728% per day for the quarter ended 3-31-2007	6,296,446

Total interest accretion over 180 day life of the notes	$6,300,000

Pursuant to the sale of a 52% interest in the Company’s common stock to Universal Property Development and Acquisition Corporation on April 19, 2007, these notes are now held by UPDA and have been extended to December 31, 2007. (See Note 9—Subsequent Events)

Other notes

On December 7, 2006 we also borrowed $65,000 on a note bearing 18% interest, payable to SDS Capital Group SPC, Ltd., one of our two preferred stockholders. The maturity date of the note is March 28, 2007 and the note was subsequently repaid on January 31, 2007.

Heartland Oil & Gas Corp.

Financial Statement Notes—(Continued)

On January 31, 2007 we borrowed $185,000 on non-interest bearing notes, of which $127,500 was received from SDS Capital Group, SPC Ltd. and $57,500 was received from Baystar Capital II, L.P. $65,000 of these funds, plus interest of $1,820 was used to pay off the December 7, 2006 note to SDS Capital Group SPC, Ltd. The maturity date of the new notes was March 28, 2007; however on March 27, 2007 both lenders extended the notes to April 4, 2007. On April 4, 2007 the notes were again extended to April 16, 2007. Pursuant to the sale of a 52% interest in the Company’s common stock to Universal Property Development and Acquisition Corporation on April 19, 2007, these notes are now held by UPDA and have been extended to December 31, 2007. (See Note 9—Subsequent Events)

Note 5—Asset Retirement Obligations

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

	Three Months Ended March 31, 2007	Year Ended December 31, 2006
Beginning asset retirement obligations	$227,040	$671,140
Additions related to new property	—	—
Plugging and well-site restoration of 64 wells	—	(462,926)
Liabilities incurred	—	—
	4,974	18,826

Total asset retirement obligations	$232,014	$227,040

Note 6—Stock Options and Warrants

Options

A summary of the changes in our common share purchase options is below:

	March 31, 2007		December 31, 2006
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Balance, beginning of year	3,725,000	$.61	4,805,000	$.84
Granted	—		—
Exercised
Forfeited / Expired	(1,420,000)	(.55)	(1,080,000)	$(1.34)
Balance, end of period	2,305,000	$.64	3,725,000	$.61

Heartland Oil & Gas Corp.

Financial Statement Notes—(Continued)

Additional information regarding options outstanding at March 31, 2007 is:

	Outstanding			Exercisable
	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Vested Number of shares	Exercise prices
$ 0.00 - $ 1.00	1,875,000	6.43	$0.40	1,875,000	$0.42
$ 1.01 - $ 2.00	430,000	7.50	$1.60	430,000	$1.60
	2,305,000	6.61	$0.61	2,305,000	$0.64

Warrants

Below is a summary of our warrant activity:

	Warrants	Exercise Price		Expiration Dates
Outstanding at December 31, 2006	497,653		$3.84	2007
Expired during the quarter ended March 31, 2007	(497,653)		$(3.84)
Outstanding at March 31, 2007	—	$

Note 7—Income Tax

At March 31, 2007, we had approximately $39,600,000 in pretax US federal and state net operating loss carryforwards, expiring through 2026. We incurred portions of such net operating loss carryforwards prior to September 17, 2002, our reverse acquisition date. As such, we anticipate limitations to the use of these carryforwards under Internal Revenue Code Section 382. We provide for deferred tax arising from temporary differences in the book and tax carrying amounts of assets and liabilities. Temporary differences arise primarily from differences in reporting stock-based compensation, intangible drilling and completion cost and oil and gas impairment expense. We have fully reserved the deferred tax assets that arise from such operating loss carryforwards and temporary differences of approximately $(15,246,000) at March 31, 2007, in the accompanying financial statements as follows.

March 31,2007
Net operating loss deduction	$15,246,000
Valuation Allowance	(15,246,000)
Net Deferred Tax Asset	$—

Reconciliation of the differences between the statutory tax rate and the effective tax rate is:

March 31, 2007
Federal statutory tax rate	34.0%
State Tax Rate	4.5%
Effective Tax Rate	38.5%
Valuation Allowance	(38.5)%
Net Effective Tax Rate	—

Note 8—Other Related Party Transactions

Consulting Agreements

We entered into management consulting agreements dated October 1, 2004, as amended, with a director for the payment of management fees of $7,500 CAD per month, for the three months ended March 31, 2006, he was paid $19,465 USD for management services under the terms of that agreement. The management consulting agreement was terminated on September 30, 2006.

Heartland Oil & Gas Corp.

Financial Statement Notes—(Continued)

We entered into a consulting agreement for services on an hourly basis with our contract CFO. For the three months ended March 31, 2007 and March 31, 2006, he was paid $6,100 and $31,935, respectively, for services rendered under this agreement. He resigned his position on April 23, 2007.

Effective January 1, 2006, we approved the payment of director’s fees for non-employee directors at the rate of $200 per hour. During the three months ended March 31, 2007 we incurred $2,120 in director’s fees and December 31, 2005 we incurred $183,418, including the amounts discussed in the preceding two paragraphs and $391,203, respectively, in management and consulting fees to our directors and officers. The $391,203 included $100,000 paid to our former CEO as part of a termination package.

Note 9—Subsequent Events

Acquisition of Our Securities by Universal Property Development and Acquisition Corporation (“UPDA”)

Acquisition of Our Common Stock by UPDA

Pursuant to the terms of a Stock Purchase Agreement dated April 19, 2007, by and between us and Universal Property Development and Acquisition Corporation, a Nevada corporation (“UPDA”), UPDA agreed to purchase a total of 50,631,764 shares (the “Shares”) of our common stock in a private transaction with the company for an aggregate purchase price of $1,000,000 in cash (the “Stock Sale”). The Stock Sale closed on April 20, 2007 (the “Closing Date”), through the payment by UPDA of the aggregate purchase price and the transfer of the Shares by us to UPDA.

As of April 10, 2007, and prior to the closing of the Stock Sale, we had 46,737,013 shares of common stock issued and outstanding. As a result of the closing of the Stock Sale on April 20, 2007, UPDA owned 50,631,764 of the 97,368,777 shares of our common stock that were outstanding after such closing. Therefore, as of April 20, 2007, UPDA owned 52% of our issued and outstanding common stock.

On April 23, 2007, subsequent to the closing of the Stock Sale, 333,333 shares of common stock were issued to Energy Capital Solutions. The company entered into a letter agreement with Energy Capital Solutions (ECS) on May 31, 2006, with a document date of May 30, 2006. The company extended this agreement with a First Amendment dated January 29, 2007. Under the terms of these agreements, ECS was eligible to receive 4% of the transaction proceeds in cash and 3% of the transactions proceeds in equity or Heartland stock according to the terms and timeline of the Potential Investor.

The Stock Sale constitutes a change of control transaction for us as UPDA now owns a majority of our outstanding voting securities. Therefore, UPDA has the voting power to pass actions requiring shareholder approval and has the voting power to control the election of directors to our board of directors.

The Company is obligated under a series of employment offering letters, issued well prior to the UPDA Company common stock acquisition described above, to provide severance pay to certain key employees for a six month period after a change in the control of the Company and a material change in position has occurred. These employment obligations total approximately $60,000.

Acquisition of Our Promissory Notes By UPDA

On April 20, 2007, UPDA also closed a note purchase transaction (the “Note Purchase”) pursuant to the terms and conditions of a Note Purchase Agreement, dated April 19, 2007, between UPDA as the buyer and SDS Capital Group SPC, Ltd. and Baystar Capital II, L.P. (together the “Sellers”) whereby UPDA purchased four million seven hundred fifty-six thousand dollars ($4,756,000) in face amount of our outstanding Convertible Senior Secured Promissory Notes (the “Notes”) for an aggregate purchase price of $1,500,000 in cash and 26,260,504 restricted shares of the common stock of UPDA. Note 3 to these financial statements above describes our issuance of the Notes (therein also defined as the Notes) to the Sellers on September 29, 2006.

Heartland Oil & Gas Corp.

Financial Statement Notes—(Continued)

The Notes do not pay interest but are convertible into shares of our common stock based on a conversion price of $0.04 per share. Under the terms of this conversion provision, the Notes acquired by UPDA are convertible into 118,900,000 shares of our common stock. In the event of a full conversion of the Notes to shares of our common stock, UPDA would hold an aggregate of 169,531,764 shares of our common stock.

As a condition to the closing of the Note Purchase, and in exchange for UPDA’s agreement to extend the maturity date of the Notes from April 16, 2007 to December 31, 2007, we executed consents to the transfer of the Notes to UPDA and the assignment by the Sellers of their security interests under an existing security agreement covering the Notes to UPDA.

Changes to the Our Board of Directors

As a condition to the closing of the Stock Sale, Messrs. Robert Poley, John Martin and Todd Mackintosh resigned as members of our board of directors on April 20, 2007. Mr. Philip Winner remained as the sole member of our board of directors. Mr. Winner, as the remaining board member, has appointed Messrs. Kamal Abdallah and Christopher McCauley to fill two of the vacancies on the board of directors, effective no earlier than ten (10) days after the date on which our Information Statement on Schedule 14f-1 was filed with the Commission and mailed to all holders of record of our common stock. The appointment of Messrs. Abdallah and McCauley to our board of directors became effective on May 13, 2007.

Issuance of Options by Our Board of Directors

On April 17, 2007, the board of directors of the Company authorized 1,300,000 options to be granted to certain directors and key employees. The options have an exercise price of $.14 per share and a three-year term. The options vested on the date of issuance. Mr. Philip Winner was granted 500,000 options and Mr. Robert Poley, Mr. Todd Mackintosh and Mr. John Martin were granted 166,667, 166,667, and 166,666 options respectively. The remaining 300,000 options were granted to key employees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion reports material changes from December 31, 2006 through March 31, 2007, as well as other information. We encourage the reader to also read Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-KSB for the period ended December 31, 2006.

Forward Looking Statements

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

Overview and Outlook

Heartland Oil and Gas Corporation is an oil and gas company primarily engaged in exploration, development, and sale of Coal Bed Methane (“CBM”) in the Cherokee basin and Forest City basin of northeast Kansas. Heartland Oil and Gas Corporation holds our interest in nearly 1 million acres in eastern Kansas. We incorporated in Nevada in 1998. Heartland Gas Gathering LLC, our wholly-owned affiliate, is responsible for gas sales and operation of our pipeline and associated facilities. Heartland Oil and Gas, Inc., our wholly-owned subsidiary, operates our project areas in eastern Kansas.

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

Lancaster is currently producing approximately 300 thousand cubic feet of gas per day (“Mcfgpd”). Sales average approximately 225 Mcfgpd net of fuel gas, shrinkage, dehydration, and carbon dioxide extraction necessary to get the gas to sales quality. After processing, the gas delivered to the sales line averages 1006 million British thermal units per thousand cubic feet. The system and facilities are sized to support production growth from Lancaster, the adjacent batteries currently venting gas, and future development drilling between existing project areas. The adjacent batteries are currently venting approximately 200 Mcfgpd.

Liquidity and Capital Resources

At March 31, 2007, we owed $6,485,000 to two lenders. The original maturity date of the notes of March 28, 2007 was extended to April 16, 2007. On April 23, 2007 these notes were sold by the two lenders to UPDA and a shareholder of UPDA. As a condition to the closing of the Note Purchase, and in exchange for the extension of the maturity date of the Heartland Notes to December 31, 2007, the Registrant executed consents to the transfer of the Heartland Notes to UPDA and Five Star and the assignment by the Sellers of their security interests under an existing security agreement covering the Heartland Notes to UPDA.

On April 20, 2007, the Registrant completed the sale of 50,631,764 shares of its common stock to Universal Property Development and Acquisition Corporation, a Nevada Corporation (“UPDA”), in a private transaction with gross proceeds to the Registrant from the sale equaling $1,000,000 (the “Stock Sale”). The Stock Sale was pursuant to the terms and conditions of a Stock Purchase Agreement, dated April 19, 2007, between the Registrant and UPDA.

We have incurred recurring losses from operations. Our continuation is dependent upon a successful program of acquisition and exploration, and achieving a profitable level of operations. We will need to raise approximately $10 million additional financing to execute our business plan. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining loans, assuming those loans would be available, would increase our liabilities and future cash commitments. We cannot assure that we will be able to obtain further funds we desire for our continuing operations or, if available, that funds can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we would cease our operations.

Results of Operations for the Three Months Ended March 31, 2007 and 2006.

The following table summarized selected items from the state of operations at March 31, 2007 compared to March 31, 2006.

Revenue:

Natural Gas Sales

Natural gas sales for the three months ended March 31, 2007 were $110,520 compared to sales of $55,716 for the three months ended March 31, 2006. This increase of $54,804 was the result of higher prices and additional days of production. We had our first production on February 18, 2006 therefore, the three months ended March 31, 2006 represents only 41 days of production, versus 90 days of production for 2007.

	Three Months Ended
Natural Gas Sales Data (Lancaster):	March 31, 2007	March 31, 2006	Increase
MCF Volume	17,161	10,440	6,721
Average Price	$6.44	$5.34	$1.10
Total Revenue	$110,520	$55,716	$54,804

Compression and transportation revenue:

Compression and transportation revenue represents the fees charged to our royalty owners for their proportionate share of these costs; the revenue and fees associated with Heartland Oil and Gas Corp. have been eliminated on consolidation. Compression and transportation revenue for three months ended March 31, 2007 and March 31, 2006 was $5,824 and $5,687, respectively.

Operating expense:

	Three Months Ended
	March 31, 2007	March 31, 2006	Increase/ (Decrease) $	Increase/ (Decrease) %
Direct expense	$74,522	$55,875	$18,647	33%
Exploration expense, expired leases	23,159	115,459	(92,300)	(80%)
Depreciation, depletion & accretion	97,923	86,623	11,300	13%
Share based compensation	8,437	131,569	(123,132)	(94%)
General and administrative	196,176	400,448	(204,272)	(51%)

Total operating expense	$400,217	$789,974	$(389,757)	(49%)

Direct costs are the costs associated with operating producing wells and production taxes associated with the gas sales. Direct cost for the three months ended March 31, 2007 was $74,522, an increase of $18,647 or 33%, from $55,875 for the three months ended March 31, 2006. This increase was attributable to the increased days of production for the first quarter of 2007. The three months ended March 31, 2006 represented only 41 days of costs.

Exploration expense represents the cost of expired leases. The cost of expired leases for the three months ended March 31, 2007 was $23,159, a decrease of $92,300 or 80%, from $115,459 for the three months ended March 31, 2006. The higher costs in 2006 were the result of more leases expiring in that three month period.

Depreciation, depletion and accretion expense for 2007 and 2006 was $97,923 and $86,623, respectively, an increase of $11,300 or 13%. This increase is primarily due to the depreciation expense for the pipeline and facilities, which was for a three month period for the three months ended March 31, 2007 and for only a one and one-half month period for the three months ended March 31, 2006.

Share based compensation for the three months ended March 31, 2007 was $8,437, a decrease of $123,132 or 94%, from $131,569 for the three months ended March 31, 2006. The decrease occurred because no new shares have been issued since June 10, 2005.

General and administrative expenses for the three months ended March 31, 2007 was $196,176, a decrease of $204,272 or 51%, from $400,448 for the three months ended March 31, 2006. The decrease was a result of reduced professional and consulting fees in the amount of $130,440 and overall streamlining and reduction of expenses in the amount of $73,832.

Interest Income

Interest income for the three months ended March 31, 2007 was $3, a decrease of $9,448 from the $9,451 for three months ended March 31, 2006. This decrease was the result of the drop in our cash position during the same time period.

Interest expense

Interest expense for the three months ended March 31, 2007 was $6,296,446 as compared to no interest expense for the three months ended March 31, 2006. This interest expense resulted from the effect of the conversion of $6.3 million of Preferred stock to convertible debt. The value of the debt on the date of conversion was $1 with the balance being accreted up to the face value of $6.3 million over 180 days, principally during the three months ended March 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We conduct no hedging activity. We have no derivative contracts.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s chief executive officer and chief financial officer. Based upon that evaluation, our company’s chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Part II—Other Information

Item 1.	Legal Proceedings

We are not involved as a plaintiff in any material proceedings or pending litigations. We know of no active, pending or threatened legal proceedings against us which would be material to our operations or financial condition. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

Those forward-looking statements also involve certain risks and uncertainties. Factors, risks and uncertainties that could cause or contribute to such differences include those specific risks and uncertainties discussed below and those discussed in our Form 10-KSB Annual Report for the year ended December 31, 2006. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

Risks Related To Our Business

Our debt matures on December 31, 2007, if we are not able to repay or restructure our debt on the maturity date or shortly thereafter, our lenders will foreclose on our assets and we will cease all operations.

At March 31, 2007, we owed $6,485,000 principal amount of promissory notes to two lenders. The original maturity date of the notes of March 28, 2007 has been extended to December 31, 2007. On April 20, 2007 these notes were purchased by UPDA and Five Star Partners who are the current note holders. If the current note holders do not convert the Notes to shares of common stock prior to maturity, and if we are unable to reach a definitive agreement on any alternative transaction, we will need to repay this debt, or the lenders will foreclose on our assets and we will cease operations. We currently do not have the funds to repay this debt.

We have had negative cash flow from operations and if we are not able to obtain further financing our business operations will fail.

To date we have had negative cash flow from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses totaling $6,580,316 for the three months ended March 31, 2007 and $1,455,970 for the year ended December 31, 2006. We have cumulative net losses of $52,996,252 from inception to March 31, 2007. As of March 31, 2007 we had negative working capital. To continue our operations, we need additional financing. We will also need new capital to pay for the continued exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. Capital may not continue to be available if necessary to meet these continuing development costs or, if the capital is available, it may not be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Acreage expirations

Typical of an oil and gas lease, our leases have an expiration date. If our leases are not drilled prior to expiration, our leases will terminate. We have the option to renew much of our acreage, but that will require additional capital.

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

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays, or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

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

On January 31, 2007 we borrowed $185,000 on non-interest bearing notes, of which $127,500 was received from SDS Capital Group, SPC Ltd. and $57,500 was received from Baystar Capital II, L.P. $65,000 of these funds, plus interest of $1,820 was used to pay off the December 7, 2006 note to SDS Capital Group SPC, Ltd. The maturity date of the new notes was March 28, 2007; however on March 27, 2007 both lenders extended the notes to April 4, 2007. On April 4, 2007 the notes were again extended to April 16, 2007. Pursuant to the sale of a 52% interest in the Company’s common stock to Universal Property Development and Acquisition Corporation on April 19, 2007, these notes are now held by UPDA and have been extended to December 31, 2007. (See Note 9—Subsequent Events)

Sale of Our Common Stock to UPDA

On April 20, 2007, we completed the sale of 50,631,764 shares of our common stock to Universal Property Development and Acquisition Corporation, a Nevada Corporation (“UPDA”), in a private transaction with gross proceeds to us from the sale equaling $1,000,000 (the “Stock Sale”). The Stock Sale was pursuant to the terms and conditions of a Stock Purchase Agreement, dated April 19, 2007, between us and UPDA. UPDA is an accredited investor (as defined in Rule 501 of Regulation D). The purchase price of the Stock Sale was paid in cash.

The shares of common stock issued in the Stock Sale are restricted shares and were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2) of the Securities Act. The shares issued in the Stock Sale are subject to Rule 144 under the Securities Act and therefore generally cannot be resold for a period of twelve months from the date of purchase. No general solicitations were made in connection with the Stock Sale, and prior to making any offer or sale, the Registrant had reasonable grounds to believe and believed that UPDA was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment.

As of April 10, 2007, and prior to the closing of the Stock Sale, we had 46,737,013 shares of common stock issued and outstanding. As a result of the closing of the Stock Sale on April 20, 2007, UPDA owned 50,631,764 of the 97,368,777 shares of our common stock that were outstanding after such closing. Therefore, as of April 20, 2007, UPDA owned 52% of our issued and outstanding common stock. The Stock Sale constitutes a change of control transaction for us as UPDA now owns a majority of our outstanding voting securities. Therefore, UPDA has the voting power to pass actions requiring shareholder approval and has the voting power to control the election of directors to our board of directors.

Use of Proceeds

The net proceeds from the Stock Sale was $1,000,000 in cash. We will use the net proceeds from the Stock Sale to fund our general operations, pay our transaction expenses, pay for our 2006 audit and pay for a “roll-off” director and executive officer insurance policy.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

Acquisition of Our Promissory Notes by UPDA

On April 20, 2007, UPDA closed a note purchase transaction (the “Note Purchase”) pursuant to the terms and conditions of a Note Purchase Agreement, dated April 19, 2007, between UPDA as the buyer and SDS Capital Group SPC, Ltd. and Baystar Capital II, L.P. (together the “Sellers”) whereby UPDA purchased four million seven hundred fifty-six thousand dollars ($4,756,000) in face amount of our outstanding Convertible Senior Secured Promissory Notes (the “Heartland Notes”) for an aggregate purchase price of $1,500,000 in cash and 26,260,504 restricted shares of the common stock of UPDA.

The Heartland Notes do not pay interest but are convertible into shares of our common stock based on a conversion price of $0.04 per share. Under the terms of this conversion provision, the Heartland Notes acquired by UPDA are convertible into 118,900,000 shares of our common stock. In the event of a full conversion of the Heartland Notes to shares of our common stock, UPDA would hold an aggregate of 169,531,764 shares of our common stock.

As a condition to the closing of the Note Purchase, and in exchange for UPDA’s agreement to extend the maturity date of the Heartland Notes from April 16, 2007 to December 31, 2007, we executed consents to the transfer of the Heartland Notes to UPDA and the assignment by the Sellers of their security interests under an existing security agreement covering the Heartland Notes to UPDA.

The Company is obligated under a series of employment offering letters, issued well prior to the UPDA Company common stock acquisition described above, to provide severance pay to certain key employees for a six month period after a change in the control of the Company and a material change in position has occurred. These employment obligations total approximately $60,000.

Changes to the Our Board of Directors

As a condition to the closing of the Stock Sale, Messrs. Robert Poley, John Martin and Todd Mackintosh resigned as members of our board of directors on April 20, 2007. Mr. Philip Winner remained as the sole member of our board of directors. Mr. Winner, as the remaining board member, has appointed Messrs. Kamal Abdallah and Christopher McCauley to fill two of the vacancies on the board of directors, effective no earlier than ten (10) days after the date on which our Information Statement on Schedule 14f-1 was filed with the Commission and mailed to all holders of record of our common stock. The appointment of Messrs. Abdallah and McCauley to our board of directors became effective on May 13, 2007.

Issuance of Options by Our Board of Directors

On April 17, 2007, the board of directors of the Company authorized 1,300,000 options to be granted to certain directors and key employees. The options have an exercise price of $.14 per share and a three-year term. The options vested on the date of issuance. Mr. Philip Winner was granted 500,000 options and Mr. Robert Poley, Mr. Todd Mackintosh and Mr. John Martin were granted 166,667, 166,667, and 166,666 options respectively. The remaining 300,000 options were granted to key employees.

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation. Incorporated by reference to our Form SB-2 Registration Statement filed with the Securities and Exchange Commission on October 23, 2001.

3.2	Bylaws of Adriatic Holdings Ltd. Incorporated by reference to our Form SB-2 Registration Statement filed with the Securities and Exchange Commission on October 23, 2001.

3.3	Certificate of Amendment to Articles of Incorporation effective November 4, 2002. Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2002.

3.4	Certificate of Amendment to Articles of Incorporation effective December 10, 2003. Incorporated by reference to our Form SB-2 Registration Statement filed with the Securities and Exchange Commission on November 15, 2004.

3.5	Certificate of Designation for shares of Series A Convertible Preferred Stock, effective December 18, 2003. Incorporated by reference to our Form SB-2 Registration Statement filed with the Securities and Exchange Commission on February 17, 2004.

3.6	Certificate of Designation for shares of Series B Convertible Preferred Stock, effective October 1, 2004. Incorporated by reference to our Form SB-2 Registration Statement filed with the Securities and Exchange Commission on November 15, 2004.

4.1	2005 Stock Option Plan. Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2005.

31.1	Certification of Chief Executive Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended) **

31.2	Certification of Chief Financial Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended) **

32.1#	Certification of Chief Executive Officer (pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)) **

32.2#	Certification of Chief Financial Officer (pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)) **

**	Filed herewith
#	This certification “accompanies” the Form 10-Q to which it relates, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Heartland has duly caused this report to be signed on its behalf by the undersigned authorized officer.

HEARTLAND OIL AND GAS CORP.
(Registrant)

Date: May 15, 2007	/S/ PHILIP S. WINNER
Philip S. Winner
Chief Executive Officer and President