Form 10QSB
period 2007-06-30
HEARTLAND OIL & GAS CORP
filed 2007-08-14
CIK 1075636

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

Quarterly Report pursuant to Section 13 or 15(D)

of the Securities Exchange Act of 1934

For the quarter ended June 30, 2007

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

The registrant is a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

The registrant is not a shell company (as defined in Rule 12b-2 of the Exchange Act).

Heartland had 10,313,017 shares of common stock outstanding as of July 30, 2007.

Item 1.	Financial Statements

Heartland Oil and Gas Corp.

Balance Sheet

	June 30, 2007	Dec 31, 2006
	Unaudited	Audited
Assets

Current assets:
Cash	$19,969	$75,724
Gas sales receivable	45,100	43,952
Deferred offering cost	—	10,000
Prepaid expense and other current assets	268,449	129,423
Notes receivable	595,322	—

Total current assets	928,840	259,099

Oil and gas property and equipment:
Unproved, undeveloped (Note 3)	1,661,058	1,688,889
Proved, developed properties, full cost method, net of accumulated depletion of $259,451 and $175,842, respectively	961,406	792,504
Pipeline and facilities, net of accumulated depreciation of $268,893 and $200,697, respectively	2,464,403	2,521,670

Other property and equipment, net of accumulated depreciation of $121,439 and $122,715, respectively	46,401	94,271

Total Assets	$6,062,108	$5,356,433

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued liabilities	$391,657	$214,180
Notes payable to related parties (Note 4)
Convertible notes	6,485,000	—
Other notes	100,000	68,554

Total current liabilities	6,976,657	282,734

Long-term asset retirement obligation (Note 5)	236,963	227,040

Total liabilities	7,213,621	509,774

Stockholders’ (deficit) equity:
Common stock - $0.001 par value, 100,000,000 shares authorized, 97,701,010 shares issued, and outstanding at June 30, 2007 and 46,737,013 shares issued, and outstanding at December 31, 2006 (Note 9)	97,702	46,737
Additional paid-in capital	52,134,031	51,215,858
Accumulated deficit	(53,383,245)	(46,415,936)

Total stockholders’ (deficit) equity	(1,151,512)	4,846,659

Total liabilities and stockholders’ (deficit) equity	$6,062,108	$5,356,433

See accompanying notes.

Heartland Oil and Gas Corp.

Operations Statement

(Unaudited)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Revenue, natural gas sales	$119,190	$112,734	$229,710	$168,449
Revenue, compression and transportation	6,023	4,566	11,847	10,252

Total revenue	125,213	117,300	241,558	178,701

Expense
Lease operating exp. and production tax	113,430	149,072	187,953	213,947
Exploration expense, expired leases	15,895	8,906	39,054	124,365
Depreciation, depletion and accretion	94,270	115,157	192,193	201,780
Share based compensation	10,701	101,383	19,138	232,952
General and administrative expense	278,460	338,429	474,635	729,875

Total operating expense	512,756	712,947	912,973	1,502,919

Loss From Operations	(387,543)	(595,647)	(671,416)	(1,324,218)
Interest income	2,370	2,830	2,373	12,281
Interest expense	(1,820)	—	(6,298,266)	—

Net Loss	$(386,993)	$(592,817)	$(6,967,309)	$(1,311,937)

Basic And Diluted Net Loss Per Common Share	$(0.00)	$(0.01)	$(0.12)	$(0.03)

Basic And Diluted Weighted Average Number of Common Shares Outstanding	60,231,450	46,737,000	60,231,450	46,737,000

See accompanying notes.

Heartland Oil and Gas Corp.

Stockholders’ (Deficit) Equity Statement

	Common Shares	Common Stock	Additional Paid-In Capital	Accumulated deficit	Total
Balance, December 31, 2005	46,737,013	$46,737	$46,220,873	$(44,959,966)	$1,307,644

Gain on preferred stock extinguishment	—	—	4,067,986	—	4,067,986
Shareholder loan discount	—	—	532,013	—	532,013
Issuance of stock options as compensation	—	—	394,986	—	394,986
Net loss	—	—	—	(1,455,970)	(1,455,970)

Balance, December 31, 2006	46,737,013	$46,737	$51,215,858	$(46,415,936)	4,846,659

Acquisition of Heartland stock by UPDA	50,631,764	50,632	(50,632)	—	—
Acquisition of Heartland stock by UPDA	—	—	1,000,000	—	1,000,000
Costs of acquisition (ECS)	—	—	(50,000)	—	(50,000)
Costs of acquisition (ECS)	333,333	333	(30,000)	—	(29,667)
Costs of acquisition (ECS) – value of stock	—	—	29,667	—	29,667
Issuance of stock options as compensation	—	—	19,138	—	19,138
Net loss	—	—	—	(6,967,309)	(6,967,309)

Balance, June 30, 2007	97,702,110	$97,702	$52,134,031	$(53,383,245)	$(1,151,512)

See accompanying notes.

Heartland Oil & Gas Corp.

Cash Flow Statement

(Unaudited)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Cash Flow Used In Operating Activities

Net loss	$(6,967,309)	$(1,311,937)

Adjustments to reconcile net loss to net cash used in operating activities:
Asset retirement obligation	9,923	9,177
Loss on disposal of assets	—	4,353
Interest expense resulting from discount on notes arising from the exchange of preferred stock for convertible debt (Note 4)	6,416,446	—
Share-based compensation	19,138	232,952
Depreciation, depletion and amortization	182,270	192,603
Exploration expense, abandoned leases	39,054	124,365

Changes in operating asset and liabilities
Increase in other current assets	(54,147)	(37,662)
Decrease (increase) in prepaid expense	(76,029)	52,291
Increase (decrease) in accounts payable and accrued liabilities	177,478	(88,136)
Well plugging cost paid	—	(462,926)

Net cash used in operating activity	(253,176)	(1,284,920)

Cash Flow Used In Investing Activities
Acquisition and exploration of oil and gas property	(263,733)	(228,412)
Purchase of pipeline and facilities	(10,929)	(298,617)
Proceeds from sale of equipment	17,405	173,315

Net cash used in investing activities	(257,257)	(353,714)

Cash Flow From Financing Activity
Increase (decrease) in due to related parties	(495,322)	475,000
Issuance of conversion right to related party	—	25,000
Additional paid-in capital	1,000,000	—
Share issue costs	(50,000)	—

Net cash provided by financing activities	454,678	500,000

Net Decrease in Cash	(55,755)	(1,138,634)
Cash, beginning of period	75,724	2,126,156

Cash, end of period	$19,969	$987,522

See accompanying notes.

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

We have incurred recurring losses from operations and have accumulated a deficit of $53,383,245 since inception. At June 30, 2007, we had negative working capital. Since inception, we have funded operations through the issuance of capital stock and debt. We plan to continue raising additional funds through future equity or debt financing until we achieve profitable operations.

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

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial position and operating activities of Heartland Oil and Gas Corp. (HTOG) and its 100% owned subsidiaries Heartland Oil and Gas, Inc., Heartland Gas Gathering, LLC and Heartland International. All inter-company balances have been eliminated in consolidation.

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

For the six month periods ended June 30, 2007 and 2006, we expensed the fair value of options granted to non-employees, employees, officers and directors.

Major Customers

For the six months ended June 30, 2007, one customer, Enbridge Marketing (U.S.) LP, was responsible for purchasing 100% of our natural gas sales.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure eligible financial instruments and other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument but only upon the entire instrument—not portions of the instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not anticipate that the adoption of SFAS No. 159 will have an impact on the Company’s overall results of operations or financial position.

Note 2—Going Concern

We have incurred significant losses since inception and had no revenue from inception to December 31, 2005. We sold natural gas for the first time in February 2006. As of June 30, 2007 we have an accumulated deficit of $53,383,245 and a net loss for the six months of $6,967,309. At June 30, 2007, we had limited financial resources. Our continuation is dependent upon our ability to raise additional capital, to exploit our mineral holdings, and to generate sufficient revenue from our planned operations to enable us to attain and maintain profitable operations.

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

Note 3—Oil and Gas Properties

Undeveloped Properties

We own and operate nearly 582,000 acres in two areas in northeast Kansas: the south block, located on the Cherokee basin, where we have established reserves and production; and the north block, located in the Forest City basin, where we hold significant leases which expire between 2007 and 2012.

Undeveloped Acreage	Six Months Ended June 30, 2007	Year Ended December 31, 2006
Beginning Balance	$1,688,889	$1,776,322
Acquisition of undeveloped acreage	7,554	63,732
Less expired leases	(35,385)	(151,165)

Total undeveloped properties	$1,661,058	$1,688,889

Developed Properties, Cherokee basin

Our developed properties focus on approximately 100,000 acre leasehold position located in the Cherokee basin, primarily in Linn and Miami counties. We have 24 wells in four batteries producing gas across a 12 mile area. From east to west, these areas are named Jake (1 well), Lancaster (16 wells), Osawatomie (4 wells), and Beagle (3 wells). In June, 2007 we commenced a drilling program to further develop the Lancaster and Jake pilots. Six wells were drilled during the second quarter and are awaiting completion and pipeline hook-up in the Lancaster area. We have a dominant acreage position and are negotiating pipeline rights-of-way in and between these producing areas.

Developed Properties	Six Months Ended June 30, 2007	Year Ended December 31, 2006
Beginning Balance	$792,504	$1,316,102
Acquisition, exploration, drilling and lease and well equipment	252,511	322,595
Less accumulated depletion	(83,609)	(175,842)
Less plugging and abandonment costs	—	(228,064)
Less impairment costs	—	(442,287)

Total developed properties	$961,406	$792,504

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

Cost associated with our pipeline and facilities:

Pipeline and facilities	Six Months Ended June 30, 2007	Year Ended December 31, 2006
Beginning Balance	$2,521,670	$2,332,155
Acquisition of equipment	10,929	316,595
Less depreciation	(68,196)	(127,080)

Total pipeline and facilities	$2,464,403	$2,521,670

Note 4—Notes Payable to Related Parties

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

GAAP, as described in EITF Issue 00-27, paragraph 7, and EITF 98-5, paragraph 6, provides that if the conversion feature of the Notes is beneficial to the holder (has intrinsic value), which it is, the intrinsic value is recorded as a reduction of the carrying amount of the Notes and an addition to paid-in capital. The Notes are convertible into common stock at a rate of four cents per share. The common stock traded for nine cents per share on September 29, 2006, the closing date of the exchange. Therefore the conversion has an intrinsic value of five cents per share. The Notes are convertible into 157,500,000 common shares. Therefore the conversion feature has an intrinsic value of $7,875,000, which is in excess of the total proceeds received in exchange for the Notes. Therefore the full fair value of the Notes was credited to additional paid-in capital during the year December 31, 2006 in conjunction with recognition of the 1,299,958 gain on the conversion. We assigned an initial carrying value to the Notes of $1. We accreted interest on the Notes up to their $6,300,000 face value over the 180 day life of the Notes. Interest expense of $6,296,446 resulting from accreting the notes from a $1 value has been recorded for the six months ended June 30, 2007 related to these notes.

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

On January 31, 2007 we borrowed $185,000 on non-interest bearing notes, of which $127,500 was received from SDS Capital Group, SPC Ltd. and $57,500 was received from Baystar Capital II, L.P. $65,000 of these funds, plus interest of $1,820 was used to pay off the December 7, 2006 note to SDS Capital Group SPC, Ltd. The maturity date of the new notes was March 28, 2007; however on

March 27, 2007 both lenders extended the notes to April 4, 2007. On April 4, 2007 the notes were again extended to April 16, 2007. Pursuant to the sale of a 52% interest in the Company’s common stock to Universal Property Development and Acquisition Corporation on April 19, 2007, these notes are now held by UPDA and have been extended to December 31, 2007. (See Note 4.)

On June 7, 2007 we borrowed $100,000 on a note bearing 8% interest, payable to Kamal Abdallah. The note is payable on demand.

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

	Six Months Ended June 30, 2007	Year Ended December 31, 2006
Beginning asset retirement obligations	$227,040	$671,140
Additions related to new property	—	—

Plugging and well-site restoration of 64 wells	—	(462,926)
Liabilities incurred	—	—
Accretion	9,923	18,826

Total asset retirement obligations	$236,963	$227,040

Note 6—Sale of Common Stock, Stock Options and Warrants

Options

A summary of the changes in our common share purchase options is below:

	June 30, 2007		December 31, 2006
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Balance, beginning of year	3,725,000	$.61	4,805,000	$.84
Granted	1,300,000	$.14	—
Exercised
Forfeited / Expired	(1,940,000)	$(.65)	(1,080,000)	$(1.34)
Balance, end of period	3,085,000	$.38	3,725,000	$.61

Additional information regarding options outstanding at June 30, 2007 is:

	Outstanding			Exercisable
	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Vested Number of shares	Exercise prices
$ 0.00 - $ 1.00	2,855,000	5.72	$0.28	2,855,000	$0.28
$ 1.01 - $ 2.00	230,000	7.00	$1.60	230,000	$1.60
	3,085,000	5.82	$0.61	3,085,000	$0.61

Warrants

Below is a summary of our warrant activity:

	Warrants	Exercise Price		Expiration Dates
Outstanding at December 31, 2006	497,653		$3.84	2007
Expired during the six months ended June 30, 2007	(497,653)		$(3.84)
Outstanding at June 30, 2007	—	$

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

On July 27, 2007, Mr. Philip Winner resigned his position on the board of directors and, the board of directors of the Registrant approved the appointment of Mr. Steven A. Fall to the Registrant’s board of directors to fill a vacancy thereon. Mr. Fall is also the Registrant’s Interim President.

On July 27, 2007, the board of directors of the Registrant approved the appointment of Mr. Kamal Abdallah as the Chairman of the Registrant’s board of directors. On July 27, 2007, the board of directors of the Registrant appointed Mr. Christopher McCauley to the position of Secretary of the Registrant.

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

Note 7—Income Tax

At June 30, 2007, we had approximately $39,600,000 in pretax US federal and state net operating loss carryforwards, expiring through 2026. We incurred portions of such net operating loss carryforwards prior to September 17, 2002, our reverse acquisition date. As such, we anticipate limitations to the use of these carryforwards under Internal Revenue Code Section 382. We provide for deferred tax arising from temporary differences in the book and tax carrying amounts of assets and liabilities. Temporary differences arise primarily from differences in reporting stock-based compensation, intangible drilling and completion cost and oil and gas impairment expense. We have fully reserved the deferred tax assets that arise from such operating loss carryforwards and temporary differences of approximately $(15,246,000) at June 30, 2007, in the accompanying financial statements as follows.

June 30,2007
Net operating loss deduction	$15,246,000
Valuation Allowance	(15,246,000)
Net Deferred Tax Asset	$—

Reconciliation of the differences between the statutory tax rate and the effective tax rate is:

June 30, 2007
Federal statutory tax rate	34.0%
State Tax Rate	4.5%
Effective Tax Rate	38.5%
Valuation Allowance	(38.5)%
Net Effective Tax Rate	—

Note 8—Other Related Party Transactions

Consulting Agreements

We entered into management consulting agreements dated October 1, 2004, as amended, with a director for the payment of management fees of $7,500 CAD per month, for the three months ended June 30, 2006, he was paid $19,892 USD for management services under the terms of that agreement. For the six months ended June 30, 2006 he was paid $39,357 USD for management services. The management consulting agreement was terminated on September 30, 2006.

We entered into a consulting agreement for services on an hourly basis with our contract CFO. For the three months ended June 30, 2007 and June 20, 2006, he was paid $7,365 and $25,847, respectively, for services rendered under this agreement. For the six months ended June 30, 2007 and June 30, 2006 he was paid $13,465 and $57,782, respectively. He resigned his position on April 23, 2007.

Effective January 1, 2006, we approved the payment of director’s fees for non-employee directors at the rate of $200 per hour. For the three months ended June 30, 2007 and June 20, 2006, we incurred $2,341 and $25,847, respectively, for director’s fees. For the six months ended June 30, 2007 and June 30, 2006 we incurred $4,810 and $13,310, respectively. All non-employee directors resigned their positions on April 23, 2007.

Note 9—Subsequent Events

Reverse Stock Split

On June 19, 2007, the board of directors of Heartland Oil and Gas Corp. (the “Company”) approved the adoption of a proposed Amendment to the Articles of Incorporation of the Company to: (a) increase the number of authorized shares of common stock, par value $.001 per share (the “common stock”), of the Company from 100,000,000 shares to 900,000,000 shares, (b) increase the number of authorized shares of preferred stock, par value $.001 per share (the “preferred stock”), of the Company from 5,000,000 shares to 100,000,000 shares, and (c) effect a one for ten (1:10) reverse split of the Company’s common stock, subject to approval by a majority of the Company’s stockholders.

On June 19, 2007, the holders of a majority of the outstanding shares of our common stock approved the Amendment to the Articles of Incorporation in writing. The authorization of the Amendment to the Articles of Incorporation by the board of directors and the stockholders was effective July 18, 2007.

The financial statements presented as of June 30, 2007 do not reflect the change in the number of shares as a result of the stock split on July 25, 2007.

Appointment of Directors and Officers

Directors

On July 27, 2007, Mr. Philip Winner resigned his position on the board of directors and, the board of directors of the Registrant approved the appointment of Mr. Steven A. Fall to the Registrant’s board of directors to fill a vacancy thereon. Mr. Fall is also the Registrant’s Interim President.

On July 27, 2007, the board of directors of the Registrant approved the appointment of Mr. Kamal Abdallah as the Chairman of the Registrant’s board of directors. On July 27, 2007, the board of directors of the Registrant appointed Mr. Christopher McCauley to the position of Secretary of the Registrant.

The following biography describes the business experience of Mr. Fall:

Steven A. Fall – Director and Interim President

Mr. Fall, 57, started his professional career as an exploration geologist with Exxon Company USA where he explored for regional trends along the Gulf Coast and managed onshore projects for Columbia Gas Development. Mr. Fall also served as Vice President of Perryman Oil and Gas and was a partner with Aleco Oil and Gas where he created, marketed, and drilled in-house prospects and evaluated outside projects for the company. After working as an independent geologist for 6 years, Mr. Fall became district manager of EB Co. Mr. Fall’s most recent work included a position as a business development manager for Wellspring Partners. Mr. Fall has previously consulted for such companies as Exxon, Texaco, Chevron, Pennzoil, Marathon, Merit Energy, Hilcorp, Bass Enterprises, Pennzenergy, and Mueller Engineering. Mr. Fall received his Bachelors and Masters degree in geology from Texas A&M University and continued his education with the American Association of Petroleum Geologists (AAPG) and Houston Geological Society (HGS) were he focused his studies in 3D seismic and basin analysis.

Registrant’s Board of Directors

The Board of Directors of the Registrant currently consists of three members, Mr. Kamal Abdallah, Mr. Christopher McCauley and Mr. Steven A. Fall.

Officers

On July 27, 2007, the board of directors of the Registrant appointed Mr. Christopher McCauley to the position of Secretary of the Registrant.

No director, executive officer, promoter or control person of the Registrant has, within the last five years: (i) had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) been convicted in a criminal proceeding or is currently subject to a pending criminal proceeding (excluding traffic violations or similar misdemeanors); (iii) been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (iv) been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission (the “Commission”) or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Unregistered Sales of Equity Securities

Pursuant to the terms and conditions of the Note Purchase Agreement dated April 19, 2007 by and between Universal Property Development and Acquisitions Corporation (“UPDA”), SDS Capital Group SPC, Ltd. (“SDS), Baystar Capital II, L.P. (“Baystar”), and the Registrant, whereby UPDA acquired certain outstanding promissory notes of the Registrant from SDS and Baystar, and agreed to amend the terms of those notes, on July 27, 2007 the Registrant approved the issuance of an aggregate of 542,800 shares of its common stock to SDS and Baystar as part of the consideration in that transaction. Therefore, on July 27, 2007, the board of directors of the Registrant approved the issuance of 373,446 shares of common stock to SDS and 169,354 shares to Baystar.

The shares of common stock issued to SDS and Baystar are restricted shares and were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D there under and Registrant affixed appropriate legends to the stock certificates so issued. The shares issued to SDS and Baystar are subject to Rule 144 under the Securities Act and therefore generally cannot be resold for a period of twelve months from the date of issuance. No general solicitations were made in connection with the transaction, and prior to making any offer or sale, the Registrant had reasonable grounds to believe and believed that SDS and Baystar were capable of evaluating the merits and risks of the investment and were able to bear the economic risk of the investment.

On July 31, 2007, the Registrant and Five Star Partner’s, LLC (“Five Star”), the holder of an aggregate of $1,729,000 of the outstanding Convertible Senior Secured Promissory Notes (the “Notes”) of the Registrant, agreed to amend the terms of those Notes. Pursuant to the terms and conditions agreed to by the parties, the Registrant agreed to allow for the conversion of the Notes into shares of the Registrant’s common stock at their stated rate of $0.04 per conversion share. As a condition to this agreement, Five Star has agreed to not hold at any time more than 9.9% of the outstanding common stock of the Registrant. Five Star further agreed that it could not hereinafter demand payment of the principal amount of the Notes in cash. Furthermore, Five Star agreed to invest a minimum of $2,500,000 in the Registrant through the acquisition of additional shares of the Registrant’s common stock from the Registrant at prices equal to the closing price of the Registrant’s common stock on the day prior to purchase, or $.85 per share, whichever amount is greater. Five Star agreed to make this additional investment in the Registrant by or before December 31, 2007.

The outstanding Notes of the Registrant are restricted securities, however they have been fully paid and outstanding for a period in excess of two years from the date of their issuance by the Registrant. No additional consideration is payable upon the conversion of the Notes to shares of our common stock. While the shares of common stock to be issued upon conversion of the Notes are restricted shares, the holders of the shares issued upon conversion may request the removal of any restrictive legends that would be attached thereto in accordance with the provisions of Rule 144(k) under the Securities Act of 1933, as amended. The removal of any restrictive legends from the shares of common stock issued on conversion of the Notes will be dictated by the provisions of Rule 144(k).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion reports material changes from December 31, 2006 through June 30, 2007, as well as other information. We encourage the reader to also read Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-KSB for the period ended December 31, 2006.

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

Liquidity and Capital Resources

At June 30, 2007, we owed $6,485,000 to two lenders. The original maturity date of the notes of March 28, 2007 was extended to April 16, 2007. On April 23, 2007 these notes were sold by the two lenders to UPDA and a shareholder of UPDA. As a condition to the closing of the Note Purchase, and in exchange for the extension of the maturity date of the Heartland Notes to December 31, 2007, the Registrant executed consents to the transfer of the Heartland Notes to UPDA and Five Star and the assignment by the Sellers of their security interests under an existing security agreement covering the Heartland Notes to UPDA.

On April 23, 2007, the Registrant completed the sale of 50,631,764 shares of its common stock to Universal Property Development and Acquisition Corporation, a Nevada Corporation (“UPDA”), in a private transaction with gross proceeds to the Registrant from the sale equaling $1,000,000 (the “Stock Sale”). The Stock Sale was pursuant to the terms and conditions of a Stock Purchase Agreement, dated April 19, 2007, between the Registrant and UPDA.

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

Results of Operations for the Periods Ended June 30, 2007 and 2006.

Revenue

Natural Gas Sales

Natural gas sales for the three months ended June 30, 2007 were $119,190 compared to sales of $112,734 for the three months ended June 30, 2006. This increase of $6,456 was the result of higher prices. Natural gas sales for the six months ended June 30, 2007 were $229,710 compared to sales of $168,449 for the six months ended June 30, 2006. This increase of $61,261 was the result of higher prices and higher volume. We had our first production on February 18, 2006 therefore, the six months ended June 30, 2006 represents only 173 days of production, versus 181 days of production for 2007.

	Three Months Ended			Six Months Ended
	June 30, 2007	June 30, 2006	(Decrease) Increase	June 30, 2007	June 30, 2006	(Decrease) Increase
MCF Volume	17,711	18,295	(584)	34,872	28,735	6,137
Average Price	$6.73	$6.16	$.57	$6.59	$5.86	$.73
Total Revenue	$119,190	$112,734	$6,456	$229,710	$168,449	$61,261

Compression and transportation revenue

Compression and transportation revenue represents the fees charged to our royalty owners for their proportionate share of these costs; the revenue and fees associated with Heartland Oil and Gas Corp. have been eliminated on consolidation. Compression and transportation revenue for three months ended June 30, 2007 and June 30, 2006 was $6,023 and $4,565, respectively. Compression and transportation revenue for six months ended June 30, 2007 and June 30, 2006 was $11,848 and $10,251, respectively.

Operating expense

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Direct expense	$113,430	$149,072	$187,953	$213,947
Exploration expense, expired leases	15,895	8,906	39,054	124,365
Depreciation, depletion & accretion	94,270	115,157	192,193	201,780
Share based compensation	10,701	101,383	19,138	232,952
General and administrative	278,460	338,429	474,635	729,875

Total operating expense	$512,756	$712,947	$912,973	$1,502,919

Direct expense is the cost associated with operating producing wells and production taxes associated with the gas sales. Direct expense for the three months ended June 30, 2007 was $113,430, a decrease of $35,641 from $149,072 for the three months ended June 30, 2006. This decrease was due to lower workover costs incurred during the three months ended June 30, 2007. Direct expense for the six months ended June 30, 2007 was $187,953, a decrease of $25,993 from the same period ended June 30, 2006 or $213,947. This decrease was attributable, in part, to lower workover costs on the producing wells for the six months ended June 30, 2007.

Exploration expense represents the cost of expired leases. The cost of expired leases for the three months ended June 30, 2007 was $15,895, as compared to a cost of $8,906 for the three months ended June 30, 2006. The cost of expired leases for the six months ended June 30, 2007 was $39,054, as compared to a cost of $124,365 for the six months ended June 30, 2006. The higher costs in 2006 were the result of more leases expiring in that six month period.

Depreciation, depletion and accretion expense for the three months ended June 30, 2007 was $94,270, compared to $115,157 for the three months ended June 30, 2006. During the six months ended June 30, 2007 and June 30, 2006, the expense was $192,193 and $201,780, respectively. The decrease in expense is due to a reduction in depletion expense.

Share based compensation for the three months ended June 30, 2007 was $10,701, compared to $101,383 for the three months ended June 30, 2006. During the six months ended June 30, 2007 and June 30, 2006, the expense was $19,138 and $232,952 respectively. The decrease occurred because there were no new options issued during the period of June 10, 2005 to April 25, 2007.

General and administrative expenses for the three months ended June 30, 2007 was $278,460, compared to $338,429 for the three months ended June 30, 2006. The decrease was a result of reduced labor cost in the amount of $5,081 and overall streamlining and reduction of expenses in the amount of $48,883. During the six months ended June 30, 2007 and June 30, 2006, the expense was $474,635 and $729,875, respectively. The decrease was a result of reduced labor cost in the amount of $135,520. An additional reduction in overall administrative expenses resulted in a savings of $119,720.

Interest Income

Interest income for the three months ended June 30, 2007 and June 30, 2006 was $2,370 and $2,830, respectively. For six months ended June 30, 2007 interest income was $2,373 and for the six months ended June 30, 2006 it was $12,281. This decrease was the result of the drop in our cash position during the same time period.

Interest expense

Interest expense for the three months ended June 30, 2007 was $1,820 compared to no interest expense for the three months ended June 30, 2006. Interest expense for the six months ended June 30, 2007 was $6,298,266 compared to no interest expense for the three months ended June 30, 2006. Interest expense in the amount of $6,296,446 resulted from the effect of the conversion of $6.3 million of Preferred stock to convertible debt. The value of the debt on the date of conversion was $1 with the balance being accreted up to the face value of $6.3 million over 180 days, principally during the three months ended March 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We conduct no hedging activity. We have no derivative contracts.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s chief executive officer and chief financial officer. Based upon that evaluation, our company’s chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

At June 30, 2007, we owed $6,485,000 principal amount of promissory notes to two lenders. The original maturity date of the notes of March 28, 2007 has been extended to December 31, 2007. On April 20, 2007 these notes were purchased by UPDA and Five Star Partners who are the current note holders. If the current note holders do not convert the Notes to shares of common stock prior to maturity, and if we are unable to reach a definitive agreement on any alternative transaction, we will need to repay this debt, or the lenders will foreclose on our assets and we will cease operations. We currently do not have the funds to repay this debt.

We have had negative cash flow from operations and if we are not able to obtain further financing our business operations will fail.

To date we have had negative cash flow from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses totaling $6,967,309 for the six months ended June 30, 2007 and $1,455,970 for the year ended December 31, 2006. We have cumulative net losses of $53,383,245 from inception to June 30, 2007. As of June 30, 2007 we had negative working capital. To continue our operations, we need additional financing. We will also need new capital to pay for the continued exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. Capital may not continue to be available if necessary to meet these continuing development costs or, if the capital is available, it may not be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

On January 31, 2007 we borrowed $185,000 on non-interest bearing notes, of which $127,500 was received from SDS Capital Group, SPC Ltd. and $57,500 was received from Baystar Capital II, L.P.. $65,000 of these funds, plus interest of $1,820 was used to pay off the December 7, 2006 note to SDS Capital Group SPC, Ltd. The maturity date of the new notes was March 28, 2007; however on March 27, 2007 both lenders extended the notes to April 4, 2007. On April 4, 2007 the notes were again extended to April 16, 2007. Pursuant to the sale of a 52% interest in the Company’s common stock to Universal Property Development and Acquisition Corporation on April 19, 2007, these notes are now held by UPDA and have been extended to December 31, 2007. (See Note 4)

Sale of Our Common Stock to UPDA

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

Use of Proceeds

The net proceeds from the Stock Sale was $950,000 in cash. The net proceeds from the Stock Sale to were used to fund our general operations, pay for our 2006 audit, pay for a “roll-off” director and executive officer insurance policy and to pay costs associated with our recent drilling program.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

Reverse Stock Split

On June 19, 2007, the board of directors of Heartland Oil and Gas Corp. (the “Company”) approved the adoption of a proposed Amendment to the Articles of Incorporation of the Company to: (a) increase the number of authorized shares of common stock, par value $.001 per share (the “common stock”), of the Company from 100,000,000 shares to 900,000,000 shares, (b) increase the number of authorized shares of preferred stock, par value $.001 per share (the “preferred stock”), of the Company from 5,000,000 shares to 100,000,000 shares, and (c) effect a one for ten (1:10) reverse split of the Company’s common stock, subject to approval by a majority of the Company’s stockholders.

On June 19, 2007, the holders of a majority of the outstanding shares of our common stock approved the Amendment to the Articles of Incorporation in writing. The authorization of the Amendment to the Articles of Incorporation by the board of directors and the stockholders was effective July 18, 2007.

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

On July 27, 2007, Mr. Philip Winner resigned his position on the board of directors and, the board of directors of the Registrant approved the appointment of Mr. Steven A. Fall to the Registrant’s board of directors to fill a vacancy thereon. Mr. Fall is also the Registrant’s Interim President.

On July 27, 2007, the board of directors of the Registrant approved the appointment of Mr. Kamal Abdallah as the Chairman of the Registrant’s board of directors. On July 27, 2007, the board of directors of the Registrant appointed Mr. Christopher McCauley to the position of Secretary of the Registrant.

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

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation. Incorporated by reference to our Form SB-2 Registration Statement filed with the Securities and Exchange Commission on October 23, 2001.

3.2	Bylaws of Adriatic Holdings Ltd. Incorporated by reference to our Form SB-2 Registration Statement filed with the Securities and Exchange Commission on October 23, 2001.

3.3	Certificate of Amendment to Articles of Incorporation effective November 4, 2002. Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2002.

3.4	Certificate of Amendment to Articles of Incorporation effective December 10, 2003. Incorporated by reference to our Form SB-2 Registration Statement filed with the Securities and Exchange Commission on November 15, 2004.

3.5	Certificate of Designation for shares of Series A Convertible Preferred Stock, effective December 18, 2003. Incorporated by reference to our Form SB-2 Registration Statement filed with the Securities and Exchange Commission on February 17, 2004.

3.6	Certificate of Designation for shares of Series B Convertible Preferred Stock, effective October 1, 2004. Incorporated by reference to our Form SB-2 Registration Statement filed with the Securities and Exchange Commission on November 15, 2004.

3.7	Certificate of Amendment to Articles of Incorporation effective July 18, 2007. Incorporated by reference to our Form 14C Definitive Information Statement filed with the Securities and Exchange Commission on July 3, 2007.

4.1	2005 Stock Option Plan. Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2005.

31.1	Certification of Chief Executive Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended) **

31.2	Certification of Chief Financial Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended) **

32.1#	Certification of Chief Executive Officer (pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)) **

32.2#	Certification of Chief Financial Officer (pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)) **

**	Filed herewith
#	This certification “accompanies” the Form 10-Q to which it relates, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Heartland has duly caused this report to be signed on its behalf by the undersigned authorized officer.

HEARTLAND OIL AND GAS CORP.
(Registrant)

Date: August 14, 2007	/s/ Steven A. Fall
Chief Executive Officer and President