Form 10QSB
period 2007-09-30
HEARTLAND OIL & GAS CORP
filed 2007-11-14
CIK 1075636

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

Quarterly Report pursuant to Section 13 or 15(D)
of the Securities Exchange Act of 1934

For the quarter ended September 30, 2007

Commission file number 000-32669

Heartland Oil and Gas Corp.

Incorporated in Nevada	IRS ID No. 91-1918326

12603 Southwest Freeway, Suite 285
Houston, TX 77477

Telephone: (713) 231-0300

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

Heartland had 27,207,721 shares of common stock outstanding as of November 2, 2007.

-1-

Heartland Oil and Gas Corp.
Form 10-QSB
For the Quarterly Period Ended September 30, 2007

Table of Contents

Item 1. Financial Statements

Heartland Oil and Gas Corp.
Balance Sheet

	September 30, 2007	December 31, 2006
Assets	Unaudited	Audited
Current assets:
Cash	$61,409	$75,724
Gas sales receivable	23,520	43,952
Prepaid expense and other current assets	110,274	129,423
Deferred offering cost	-	10,000
Total current assets	195,203	259,099
Oil and gas property-full cost method
Unproved, undeveloped (Note 3)	1,605,846	1,688,889
Proved, developed properties, full cost method, net of accumulated
depletion of $296,369 and $175,842, respectively	2,016,646	792,504
Pipeline and facilities, net of accumulated depreciation of
$302,992 and $200,697, respectively	2,437,818	2,521,670
Other property and equipment, net of accumulated
depreciation of $134,438 and $122,712, respectively	33,046	94,271

Other property and equipment, net of accumulated
Notes receivable from Aztec Well Services, Inc., a wholly-owned (Note 4)
subsidiary of new parent entity, including accrued interest receivable
of $9,782	602,734	-

Notes receivable from Catlin Oil and Gas, Inc., a wholly-owned (Note 4)
subsidiary of parent entity, including accrued interest receivable
of $3,288	403,288	-

Total Assets	$7,294,581	$5,356,433

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities, including due to Aztec Well
Services, Inc., a wholly-owned subsidiary of new parent entity $1,163,468	$1,364,012	$214,180
Notes and loans payable:
Parent entity/company officer/shareholder, including accrued payable of $2,521	102,521	-
Parent entity and its UPDA-O subsidiary	174,165	-
Other related party relationships	50,361	68,554
Other	50,361	-
Total current liabilities	1,741,420	282,734
Long-term asset retirement obligation	242,172	227,040

Total Liabilities	1,983,592	509,774

Stockholders’ equity:
Preferred Stock - $0.001 par value, 5,000,000 shares authorized,
4,756,000 shares issued and outstanding	4,756	-
Common stock - $0.001 par value, 100,000,000 shares authorized,
18,182,721 and 46,737,013 shares issued, and outstanding at
September 30, 2007 and December 31, 2006, repectively	18,183	46,737
Common stock - $0.001 par value to be issued of 35,725,000 shares	35,725	-
Additional paid-in capital	59,968,605	51,215,858
Accumulated deficit	(54,716,280)	(46,415,936)
Total stockholders’ equity	5,310,989	4,846,659

Total liabilities and stockholders’ equity	$7,294,581	$5,356,433

See accompanying notes.

Heartland Oil and Gas Corp.
Operations Statement
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Natural gas sales	$94,287	$101,411	$323,997	$269,860
Compression & transportation revenue	3,983	6,124	15,831	16,375
Total revenue	98,270	107,535	339,828	286,235

Operating expense
Lease operating expenses and production tax	96,343	115,712	284,296	329,659
Exploration expense, expired leases	55,181	12,259	94,235	136,625
Depreciation, depletion & accretion	89,581	112,903	281,774	314,682
Share based compensation	14,916	92,673	34,054	325,625
General and administrative	304,329	275,249	778,964	1,005,122
Total operating expense	560,350	608,796	1,473,323	2,111,713

Loss from operation	(462,080)	(501,261)	(1,133,495)	(1,825,478)
Interest expense	(3,243)	-	(6,301,509)	-
Interest income	10,700	5,171	13,073	17,452
Stock based facilitation fees incurred to former convertible debt
holders coincident to change in Company control	(895,620)	-	(895,620)	-
Gain on sale of leases	17,208	-	17,208	-
Net loss before extraordinary item	(1,333,035)	(496,090)	(8,300,343)	(1,808,026)

Extraordinary gain on exchange of preferred stock
for convertible notes	-	1,299,958	-	1,299,958

Net (loss) income	$(1,333,035)	$803,868	$(8,300,343)	$(508,068)
Basic & diluted net income (loss) per common share
before extraordinary gain	$(0.07)	$(0.11)	$(1.41)	$(0.39)
Basic & diluted weighted average	$(0.07)	$0.17	$(1.41)	$(0.11)

Common shares outstanding	17,834,643	4,673,701	5,879,553	4,673,701

See accompanying notes.

Heartland Oil and Gas Corp.
Stockholders’ (Deficit) Equity Statement

	Common	Common Shares	Preferred	Common	Common Stock	Preferred	Additional	Accumulated
	Shares	To Be Issued	Shares	Stock	To Be Issued	Stock	Paid-In Capital	Deficit	Total
Balance, December 31, 2004	4,673,701	-	-	$4,674	$-	$-	$45,690,265	$(3,384,951)

Issuance of stock options as compensation	-	-	-	-	-	-	$618,539	-
Net loss	-	-	-	-	-	-	-	$(41,575,015)
Balance, December 31, 2005	4,673,701	0	0	4,674	0	0	46,308,804	(44,959,966)	$1,353,512
Gain on preferred stock extinguishment	-	-	-	-	-	-	4,067,986	-	$4,067,986
Shareholder loan discount	-	-	-	-	-	-	532,013	-	$532,013
Issuance of stock options as compensation	-	-	-	-	-	-	394,986	-	$394,986
Net loss	-	-	-	-	-	-	-	$(1,455,971)	$(1,455,971)
Balance, December 31, 2006	4,673,701	-	-	$4,674	$-	$-	$51,303,789	$(46,415,937)	$4,892,526

Acquisition of Company common stock by UPDA:
Shares issued to UPDA at par value	5,063,176	-	-	5,063	-	-	(50,632)	-	$(45,569)
Cash consideration paid by UPDA for shares issued	-	-	-	-	-	-	1,000,000	-	$1,000,000
Offering costs paid in cash related to Company
common stock issued to UPDA	-	-	-	-	-	-	(50,000)	-	$(50,000)
Common stock issued to pay additional offering costs
related to Company common stock issued to UPDA	33,333	-	-	33	-	-	29,667	-	$29,700
Offering costs paid in stock related to
Company common stock issued to UPDA	-	-	-	-	-	-	(30,000)	-	$(30,000)
Stock based facilitation fees incurred to former debt holder
SDS Capital & Baystar in conjunction with UPDA’s acquisition
of convertible promissory notes payable of the Company-see Note 7	542,800	-	-	543	-	-	895,077	-	$895,620
Conversion of convertible promissory note payable acquired by
Five Star coincident to UPDA acquisition of the Company converted
& to be converted into Company common stock by Five Star-see Note 7	7,500,000	35,725,000	4,756,000	7,500	35,725	4,756	6,437,019	-	$6,485,000
Company Common Stock issued to finance UPDA’s
60%-owned Catlin Oil and Gas, Inc., subsidiary’s
Palo Pinto acquisition (See Note 4)	369,710	-	-	370	-	-	399,631	-	$400,001
Issuance of stock options as compensation	-	-	-	-	-	-	34,054	-	$34,054
Net loss	-	-	-	-	-	-	-	$(8,300,343)	$(8,300,343)
Balance, September 30, 2007	18,182,720	35,725,000	4,756,000	$18,183	$35,725	$4,756	$59,968,605	$(54,716,280)	$5,310,989

See accompanying notes.

Heartland Oil & Gas Corp.
Cash Flow Statement
(Unaudited)

		Nine Months	Nine Months
		Ended	Ended
		September 30, 2007	September 30, 2006

Cash flow used in operating activity
	Net loss	$(8,300,343)	$(508,068)
	Adjustments to reconcile net loss to net cash
	used in operating activity:
	Asset retirement obligation	15,132	(13,943)
	(Gain) loss on disposal of assets	(23,396)	3,136
	(Gain) loss on sale of oil and gas leases	(17,208)	-
	Interest expense resulting from discount on notes arising from the
	exchange of preferred stock for convertible debt (Note 5)	6,416,446	-
	Share-based compensation	34,054	325,625
	Depreciation,depletion and amortization	266,642	300,739
	Exploration expense, abandoned Leases	90,597	136,625
	Stock based facilitation fees incurred to former convertble debt
	holders coincident to change in Company control	895,620	-
	Extraordinary gain on exchange of
	preferred stock for convertible notes	-	(1,299,958)
	Interest income added to note receivable balances due from:
	Aztec Well Services, Inc.	(9,782)	-
	Catlin Oil and Gas, Inc.	(3,288)	-
	Interest expense added to notes and loans payable balances due to:
	Parent entity/company officer/shareholder	2,521	-
	Other related party relationships	361	-
	Other	361	-
	Changes in operating asset and liabilities
	Decrease in gas sales receivable	20,432	-
	Increase in other assets	-	(31,539)
	Decrease in prepaid expense and other current assets	19,149	79,385
	Well plugging cost paid	-	(435,040)
	Increase (decrease) in accounts payable and
	accrued liabilities	1,149,832	(182,206)
	Net cash provided by operating activity	557,130	(1,625,244)

Cash flow used in investing activity
	Purchase of furniture, fixtures & equipment	-	(324,804)
	Purchase of undeveloped leasehold	(7,554)	-
	Purchase of pipeline and facilities	(18,443)	-
	Acquisition and exploration of oil and gas property	(1,344,669)	(272,408)
	Proceeds from sale of equipment	40,800	173,795
	Proceeds from sale of oil and gas leases	17,208	-
	Advance made to Aztec Well Services, inc. wholly owned subsidiary of new parent entity	(592,952)	-
	Net cash used in investing activity	(1,905,610)	(423,417)

Cash flow from financing activity
	Proceeds of loan from parent entity/company officer/shareholder	100,000	-
	Proceeds of loans from parent entity and its UPDA-O subsidiary	174,165	-
	Proceeds of loan from other related party relationships	50,000	-
	Payment of loans from other related party relationship
	Proceeds of other loans	50,000	-
	Proceeds of issuanc of common stock to UPDA	1,000,000	-
	Payment of stock offering costs in cash	(40,000)	-
	Cash contribution on exchange of pref’d stock for
	convertible notes	-	300,000
	Net cash provided by financing activity	1,334,165	300,000

Net (decrease) in cash		(14,315)	(1,748,661)
Cash	beginning of period	75,724	2,126,156
Cash	end of period	$61,409	$377,495

Non-cash financing transactions:
	Retirement of preferred shares on exchange for
	convertible notes	$-	$(5,599,958)
	Credit to Additional Paid-in Capital for fair value of
	convertible notes issued in exchange for
	preferred stock	$-	$4,599,999

See accompanying notes.

Heartland Oil and Gas Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-Organization, Operations and Significant Accounting Policies

Organization

Heartland Oil and Gas Corp. (the “Company”) was incorporated in Nevada on July 9, 1998. Our principal business is exploration and development of oil and gas property in the United States. Through December 31, 2005, we were in the exploration stage and had not generated significant revenue from operations. We first sold natural gas in February 2006;
therefore we are no longer an exploration stage company.

On April 19, 2007 there was a sale of a 52% interest in the Company’s common stock to Universal Property
Development and Acquisition Corporation (“UPDA”). After adjusting the previous quarter’s issuance to UPDA for the July 25, 2007 10:1 reverse stock split and through subsequent transactions, UPDA’s interest has increased to 87% as of September 30, 2007 (See Note 5).

Heartland Oil and Gas Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-Organization, Operations and Significant Accounting Policies (continued)

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments
(consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of
September 30, 2007 and the results of its operations, changes in stockholders’ deficit, and cash flows for the nine months periods ended September 30, 2007 and 2006, respectively. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange
Commission.

The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2006 filed on April 30, 2007.

We have incurred recurring losses from operations and have accumulated a deficit of $54,716,280 since inception. At September 30, 2007, we had negative working capital. Since inception, we have funded operations through the issuance of capital stock and debt. We plan to continue raising additional funds through future equity or debt financing until we achieve profitable operations.

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial position and operating activities of Heartland Oil and Gas Corp. (HTOG) and its 100% owned subsidiaries Heartland Oil and Gas, Inc., Heartland Gas
Gathering, LLC and Heartland International. All inter-company balances have been eliminated in consolidation.

Foreign Currency Translation

Our functional currency is the U.S. dollar. In those instances where we have foreign currency transactions, we translate the financial statements to U.S. dollars in accordance with Statement 52 of the Financial Accounting
Standards Board (FASB), Foreign Currency Translation . We translate monetary assets and liabilities denominated in foreign currencies using the exchange rate prevailing at the balance sheet date. We include gains and losses arising on translation or settlement of foreign-currency-denominated transactions or balances in the determination of income. Our primary foreign currency transactions are in Canadian dollars. We have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Basic and Diluted Net Income (Loss) Per Share

We compute net income (loss) per share in accordance with FASB Statement 128, Earnings per Share.
Statement 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. We compute basic EPS by dividing net income (loss) available to common shareholders
(numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted
EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, we use the average stock price for the period in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-
dilutive.

Heartland Oil and Gas Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-Organization, Operations and Significant Accounting Policies (continued)

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

Heartland Oil and Gas Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-Organization, Operations and Significant Accounting Policies (continued)

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

For the nine month periods ended September 30, 2007 and 2006, we expensed the fair value of options granted to non-employees, employees, officers and directors.

Heartland Oil and Gas Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-Organization, Operations and Significant Accounting Policies (continued)

Major Customers

For the nine months ended September 30, 2007, one customer, Enbridge Marketing (U.S.) LP, was responsible for purchasing 100% of our natural gas sales.

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

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB
Statements No. 133 and 140,” that allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. It also eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This
Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after
September 15, 2006. The Company does not anticipate that the adoption of SFAS No. 155 will have an impact on the Company’s overall results of operations or financial position.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement
No. 140,” that applies to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS No. 156 will have an impact on the Company’s overall results of operations or financial position.

Heartland Oil and Gas Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-Organization, Operations and Significant Accounting Policies (continued)

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined
Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”).
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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial
Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure eligible financial instruments and other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument but only upon the entire instrument-not portions of the instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not anticipate that the adoption of SFAS No. 159 will have an impact on the Company’s overall results of operations or financial position.

Note 2-Going Concern

We have incurred significant losses since inception. As of September 30, 2007 we have an accumulated deficit of $54,716,280, and a net loss for the nine months of $8,300,343. At September 30, 2007, we had limited financial resources. Our continuation is dependent upon our ability to raise additional capital, to exploit our mineral holdings, and to generate sufficient revenue from our planned operations to enable us to attain and maintain profitable operations.

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

Heartland Oil and Gas Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-Oil and Gas Properties

Undeveloped Properties

We own and operate nearly 700,000 acres in two areas in eastern Kansas: the south block, located on the Cherokee basin, where we have established reserves and production; and the north block, located in the Forest City basin, where we hold significant leases which expire between 2007 and 2012.

	Nine Months Ended	Year Ended
Undeveloped Acreage	September 30, 2007	December 31, 2006
Beginning Balance	$1,688,889	$1,776,322
Acquisition of undeveloped acreage	7,554	63,732
Less expired leases	(90,597)	(151,165)
Total undeveloped properties	$1,605,846	$1,688,889

Developed Properties, Cherokee basin

Our developed properties are located on an approximately 100,000 acre leasehold position located in the Cherokee basin, primarily in
Linn and Miami counties, Kansas. We have 24 wells in four batteries producing gas across a 12 mile area of the Cherokee basin. From east to west, these areas are named Jake (1 well), Lancaster (16 wells), Osawatomie (4 wells), and Beagle (3 wells). In June 2007 we commenced a drilling program to further develop the Lancaster and Jake pilots. Six wells were drilled in the Lancaster area during the second quarter of 2007 and 5 of them were completed in the fourth quarter and are connected and producing at this time. In the third quarter 2007, fourteen more wells were drilled and are awaiting completion and pipeline hook-up. We have a dominant acreage position in the Cherokee basin and are negotiating pipeline rights-of-way in and between these producing areas.

	Nine Months Ended	Year Ended
Developed Properties	September 30, 2007	December 31, 2006
Beginning Balance	$792,504	$1,316,102
Acquisition, exploration, drilling and lease and well equipment	1,344,669	322,595
Less accumulated depletion	(120,527)	(175,842)
Less plugging and abandonment costs	-	(228,064)
Less impairment costs	-	(442,287)
Total developed properties	$2,016,646	$792,504

Pipeline and Marketing

In July 2005 we signed contracts with a subsidiary of Enbridge Energy Partners, L.P. to initiate gas sales from our Lancaster coalbed methane battery located near Paola, Kansas. While the gas price is variable, we expect to realize a wellhead price approximating 75 percent of NYMEX price or mid-continent gas posting. We have competed construction of the pipeline. We began selling methane from our Lancaster battery in February 2006.

Cost associated with our pipeline and facilities:

	Nine Months Ended	Year Ended
Pipeline and facilities	September 30, 2007	December 31, 2006
Beginning Balance	$2,521,670	$2,332,155
Acquisition of equipment	18,443	316,595
Less depreciation	(102,295)	(127,080)
Total pipeline and facilities	$2,437,818	$2,521,670

Heartland Oil and Gas Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4- Related Party Notes Receivable

Note Receivable Aztec

Note Receivable Aztec represents promissory notes received by the Company for a series of advances made to Aztec Well Services,
Inc. (“Aztec”), a wholly-owned subsidiary of UPDA, totaling $592,952 between May 31 and June 30, 2007. These unsecured notes bear interest at 5% per annum, with principal and interest receivable on demand.

The notes receivable balance of $602,734 at September 30, 2007 includes accrued interest income earned of $9,782 to that date. The notes receivable balance of $602,734 has been presented as a long-term asset in Consolidated Balance Sheet of the Company at
September 30, 2007 based upon the ability and intent of Aztec to remit the amount due to the Company.

Note Receivable Catlin

Note Receivable Catlin consists of promissory note, dated August 1, 2007, received by the Company in exchange for the Company issuing Common Stock to finance UPDA’s 60%-owned Catlin Oil and Gas, Inc. (“Catlin”), subsidiary for $400,000. This unsecured note bears interest at 5% per annum, with principal and interest receivable in full by or before August 1, 2010. The notes receivable balance of $403,288 at September 30, 2007 includes accrued interest income earned of $3,288 to that date.

Note 5-Notes and loans payable

Parent entity/company officer/shareholder

As of September 30, 2007 and December 31, 2006, the amount due consists of the following:

Terms and to Whom Payable	September 30,	December 31,
	2007	2006
On June 7, 2007 we borrowed $100,000 on a note bearing 8% interest, payable to Kamal Abdallah, President of UPDA. At September 30, 2007, this note, which is payable on demand, has an outstanding balance including accrued interest of $2,521.	$102,521	$-

Parent entity and its wholly-owned UPDA-O subsidiary

As of September 30, 2007 and December 31, 2006, the amount due consists of the following:

Terms and to Whom Payable	September 30,	December 31,
	2007	2006
Non interest bearing amounts due to UPDA, new parent entity of the Company	$141,000	$-
Non interest bearing amounts due to UPDA-O subsidiary of UPDA	33,165	-

Total	$174,165	$-

Heartland Oil and Gas Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other related party relationships

As of September 30, 2007 and December 31, 2006, the amount due consists of the following:

Terms and to Whom Payable	September 30,	December 31,
	2007	2006

A loan payable in the amount of $50,000 to Triple Crown Consulting, a minority owner in the Canyon Creek Oil and Gas, Inc. UPDA subsidiary, with interest accrued at 8% per annum. At September 30, 2007, this loan, which is payable on demand, has an outstanding balance

including accrued interest of $361.	$50,361	$-
Other	-	68,554

Total	$50,361	$68,554

Other notes and loans payable

As of September 30, 2007 and December 31, 2006, notes payable to related parties consist of the following:

Terms and to Whom Payable	September 30,	December 31,
	2007	2006

A loan payable in the amount of $50,000 to RAKJ Holding, Inc. with interest accrued at 8% per annum. At September 30, 2007, this loan, which is payable on demand, has an outstanding balance including accrued interest of $361. The shareholders of RAKJ Holdings, Inc. also provided a pledge of collateral in the form of a certificate of deposit for a line of credit to

Continental Fuels, Inc., a subsidiary of UPDA	$50,361	$-

Conversion of notes to related parties into common stock

On September 29, 2006, we completed (i) a $300,000 (the “Bridge Amount”) bridge financing from SDS Capital Group, Ltd. and Baystar
Capital II, L.P. (collectively, the “Payees”) and (ii) the repurchase of all outstanding Series B Preferred Stock with a principal amount of
$6,000,000 (the “Series B Amount”) and collectively with the Bridge Amount, (the “Note Principal Amount”) from the Payees in consideration of the issuance of convertible senior secured promissory notes (the “Notes”). The Notes matured on the earlier of
March 28, 2007 or the date of any subsequent financing in which we issue equity securities or other securities that could result in the issuance of equity securities (the “Maturity Date”), have no interest rate and reflect the full Note Principal Amount. The Notes were secured by all of our assets, except that the Payees agreed to release security interests in assets located in the following Kansas counties in the event of a sale of those assets: Atchison, Brown, Doniphan, Jackson, Jefferson, Leavenworth, Nemaha and
Pottawatomie. We were permitted to prepay the Note Principal Amount in full and in cash at any time prior to the Maturity Date. On
March 28, 2007, we and the Payees extended the due date of the Notes to April 4, 2007. On April 4, 2007 the Notes were again extended to April 16, 2007.

Except in the case of a Qualified Financing, the Notes were convertible into common stock on the Maturity Date. At the Maturity Date, the Payees had the option to convert the Note Principal Amount into common stock at a conversion price of $0.04 per share. In a
Qualified Financing, the Payees would convert approximately 81% of the Note Principal Amount into the additional securities issued in the Qualified Financing on the same price and terms as the other investors in the Qualified Financing with the remaining balance of the
Note Principle Amount being cancelled; provided, however, that if the Payees did not invest a total of at least $2,000,000 in the
Qualified Financing, then the Payees would not have the right to convert the Note Principal Amount into the Qualified Financing. In this event, the Bridge Amount would be converted into the securities issued in the Qualified Financing on the same price and terms as the other investors in the Qualified Financing and the Series B Amount would automatically be converted into a new preferred stock having substantially similar terms as our Series B Preferred Stock, except that the rights contained in Article XIII of our Certificate of
Designation, Preferences and Rights relating to the Series B Preferred Stock (the “Certificate”) would be deleted. A Qualified Financing is defined in the Notes as our issuance of new securities in an amount of at least $15,000,000.

In addition, pursuant to the Notes, the Payees agreed to forbear collection of any liquidated damages or other amounts we owed under the Registration Rights Agreement dated October 1, 2004, if any, and to waive payment of any such amounts if we completed a
Qualified Financing, regardless of whether the Payees participated in the Qualified Financing. Also, the Payees waived their right to declare a Redemption Event under the Certificate, if any, through September 29, 2006.

Heartland Oil and Gas Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Because of the preferred stock, exchanged for the Notes, SDS Capital Group Ltd. and BayStar Capital II L.P. were related parties to us.
The Notes contained customary negative covenants, including a covenant that we were not to incur additional indebtedness, and the
Notes contain customary events of default.

In issuing the Notes and underlying Common Stock to the Payees, we relied on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Generally accepted accounting principles (GAAP), as described in Issue 96-19 of the Emerging Issues Task Force (EITF) of the FASB,
characterized the above exchange of redeemable preferred stock for the convertible Notes as an extinguishment of the redeemable preferred stock. The Notes were to be recorded at fair value. The fair value of the Notes were to be used to record an extraordinary gain or loss on the extinguishment of the preferred stock. We engaged a qualified valuation firm, which determined that the fair value of the Notes was $4,600,000 on September 29, 2006. This value resulted in a gain of $1,299,958, which we recorded during the year ended December 31, 2006.

GAAP, as described in EITF Issue 00-27, paragraph 7, and EITF 98-5, paragraph 6, provided that if the conversion feature of the Notes was beneficial to the holder (has intrinsic value), which it was, the intrinsic value is recorded as a reduction of the carrying amount of the Notes and an addition to paid-in capital. The Notes are convertible into common stock at a rate of four cents per share. The common stock traded for nine cents per share on September 29, 2006, the closing date of the exchange. Therefore the conversion had an intrinsic value of five cents per share. The Notes were convertible into 157,500,000 common shares. Therefore the conversion feature had an intrinsic value of $7,875,000, which was in excess of the total proceeds received in exchange for the Notes. Therefore the full fair value of the Notes was credited to additional paid-in capital during the year December 31, 2006 in conjunction with recognition of the 1,299,958 gain on the conversion. We assigned an initial carrying value to the Notes of $1. We accreted interest on the Notes up to their $6,300,000 face value over the 180 day life of the Notes. Interest expense of $6,296,446 resulting from accreting the notes from a $1 value has been recorded for the six months ended June 30, 2007 related to these notes.

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

Pursuant to the sale of a 52% interest in the Company’s common stock to Universal Property Development and Acquisition Corporation
on April 19, 2007, these notes were held by UPDA and have been extended to December 31, 2007.

Heartland Oil and Gas Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of Our Promissory Notes by UPDA and Five Star

On April 20, 2007, UPDA also closed a note purchase transaction (the “Note Purchase”) pursuant to the terms and conditions of a Note
Purchase Agreement, dated April 19, 2007, between UPDA as the buyer and SDS Capital Group SPC, Ltd. and Baystar Capital II, L.P.
(together the “Sellers”) whereby UPDA purchased four million seven hundred fifty-six thousand dollars ($4,756,000) in face amount of our outstanding Convertible Senior Secured Promissory Notes (the “Notes”) for an aggregate purchase price of $1,500,000 in cash and
26,260,504 restricted shares of the common stock of UPDA. Five Star purchased one million seven hundred twenty-nine thousand
($1,729,000) in face amount of Notes.

The Notes did not pay interest but were convertible into shares of our common stock based on a conversion price of $0.04 per share.
Under the terms of this conversion provision, the Notes acquired by UPDA were convertible into 118,900,000 shares of our common stock. The Notes acquired by Five Star were convertible into 43,225,000 shares of our common stock. In the event of a full conversion of the Notes to shares of our common stock, UPDA would hold an aggregate of 123,963,176 shares of our common stock.

As a condition to the closing of the Note Purchase, and in exchange for UPDA and Five Star’s agreement to extend the maturity date of the Notes from April 16, 2007 to December 31, 2007, we executed consents to the transfer of the Notes to UPDA and Five Star and the assignment by the Sellers of their security interests under an existing security agreement covering the Notes to UPDA and Five Star.
UPDA entered into a second loan agreement with Sheridan for $3,250,000 on August 16, 2007, which is discussed in Note 9.

On December 7, 2006 we also borrowed $65,000 on a note bearing 18% interest, payable to SDS Capital Group SPC, Ltd., one of our two preferred stockholders. The maturity date of the note is March 28, 2007 and the note was subsequently repaid on January 31,
2007.

On January 31, 2007 we borrowed $185,000 on non-interest bearing notes, of which $127,500 was received from SDS Capital Group,
SPC Ltd. (“SDS”) and $57,500 was received from Baystar Capital II, L.P. (“Baystar”). $65,000 of these funds, plus interest of $1,820 was used to pay off the December 7, 2006 note to SDS Capital Group SPC, Ltd. The maturity date of the new notes was March 28,
2007. These notes were acquired by UPDA and Five Star through the Note Purchase transaction described above, and the maturity date of these notes was extended to December 31, 2007 pursuant to the terms of that transaction.

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
Pursuant to the sale of a 52% interest in the Company’s common stock to Universal Property Development and Acquisition Corporation
on April 19, 2007, these notes were assigned to UPDA and were incorporated into the $4,756,000 notes described above.

On April 20, 2007, Five Star Partners, LLC (“Five Star”) also closed a note purchase transaction (the “Note Purchase”) pursuant to the terms and conditions of a Note Purchase Agreement, dated April 19, 2007, between it as the buyer and SDS Capital Group SPC, Ltd.
and Baystar Capital II, L.P. (together the “Sellers”) whereby it purchased $1,729,000 in face amount of our outstanding Convertible
Senior Secured Promissory Notes (the “Notes”) for an aggregate purchase price of 21,008,404 restricted shares of the common stock of UPDA.

On September 26, 2007, the Company and UPDA agreed to revise the terms of the Notes held by UPDA. Pursuant to the revised terms, UPDA agreed to convert the entire $4,756,000 face amount of the Notes held by them into 4,756,000 shares of our newly created Series B Convertible Preferred stock. During the third quarter of 2007, Five Star presented $1,729,000 in face amount of Notes to the Company for conversion into 43,225,000 shares of common stock.

Heartland Oil and Gas Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6-Asset Retirement Obligations

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

	Nine Months Ended	Year Ended
	September 30, 2007	December 31, 2006
Beginning asset retirement obligations	$227,040	$671,140
Additions related to new property	-	-
Plugging and well-site restoration of 64 wells	-	462,926
Liabilities incurred	-	-
Accretion	15,132	18,826
Total asset retirement obligations	$242,172	$227,040

Note 7-Sale of Common Stock, Stock Options and Warrants

Options

A summary of the changes in our common share purchase options is below:

	September 30, 2007		December 31,2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Balance, beginning of year	372,500	$6.10	480,500	$8.40
Granted	130,000	$1.40	-
Exercised
Forfeited / Expired	(194,000)	$(6.50)	(108,000)	$(13.40)
Balance, end of period	308,500	$3.80	372,500	$6.10

Additional information regarding options outstanding at September 30, 2007 is:

	Outstanding			Exercisable
		Weighted
		average
		remaining	Weighted	Vested
	Number of	contractual	average	Number of	Exercise
	shares	life (years)	exercise price	shares	prices
$0.00-$1.00	285,500	5.72	$ 2.80	285,500	$ 2.80
$1.01-$2.00	23,000	7.00	$ 16.00	23,000	$ 16.00
	308,500	5.82	$ 6.10	308,500	$ 6.10

Warrants

Below is a summary of our warrant activity:

		Exercise	Expiration
	Warrants	Price	Dates
Outstanding at December 31, 2006	49,765	$ 38.40	2007
Expired during the nine months ended September 30, 2007	(49,765)	$ (38.40)
Outstanding at September 30, 2007	-

Heartland Oil and Gas Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7-Sale of Common Stock, Stock Options and Warrants (continued)

Reverse stock split

On July 25, 2007, the Company’s previously announced 10:1 reverse stock split became effective.

Acquisition of Our Common Stock by UPDA

Pursuant to the terms of a Stock Purchase Agreement dated April 19, 2007, by and between the Company and UPDA, a Nevada corporation, UPDA agreed to purchase a total of 5,063,176 shares (the “Shares”) of our common stock in a private transaction with the
Company for an aggregate purchase price of $1,000,000 in cash (the “Stock Sale”). The Stock Sale closed on April 20, 2007 (the
“Closing Date”), through the payment by UPDA of the aggregate purchase price and the transfer of the Shares by us to UPDA.

As of April 10, 2007, and prior to the closing of the Stock Sale, we had 4,673,701 shares of common stock issued and outstanding. As a result of the closing of the Stock Sale on April 20, 2007, UPDA owned 5,063,176 of the 9,736,878 shares of our common stock that were outstanding after such closing. Therefore, as of April 20, 2007, UPDA owned 52% of our issued and outstanding common stock.

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

The Stock Sale constituted a change of control transaction for us as UPDA owns a majority of our outstanding voting securities.
Therefore, UPDA has the voting power to pass actions requiring shareholder approval and has the voting power to control the election of directors to our board of directors.

The Company is obligated under a series of employment offering letters, issued well prior to the UPDA Company common stock acquisition described above, to provide severance pay to certain key employees for a six month period after a change in the control of the Company and a material change in position has occurred. These employment obligations total approximately $60,000. As of
September 30, 2007 all of the obligations under these employment letters were paid.

Unregistered Sales of Equity Securities

Pursuant to the terms and conditions of the Note Purchase transaction whereby UPDA and Five Star acquired the Notes, the Registrant approved the issuance of an aggregate of 542,800 shares of its common stock to SDS and Baystar as part of the consideration in that transaction. Therefore, on July 27, 2007, the Registrant issued 373,446 shares of common stock to SDS and 169,354 shares to
Baystar. The Company incurred a non cash charge, based on the trading price of its Common Stock on the date of issuance, for facilitation fees incurred to these former convertible debt holders coincident to change in Company’s control, 52% ownership by UPDA.

The shares of common stock issued to SDS and Baystar are restricted shares and were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D there under and the Registrant affixed appropriate legends to the stock certificates so issued. The shares issued to SDS and Baystar are subject to Rule 144 under the Securities Act and therefore generally cannot be resold for a period of twelve months from the date of issuance. No general solicitations were made in connection with the transaction, and prior to making any offer or sale, the Registrant had reasonable grounds to believe and believed that SDS and Baystar were capable of evaluating the merits and risks of the investment and were able to bear the economic risk of the investment.

On July 31, 2007, the Registrant and Five Star, the holder of an aggregate of $1,729,000 of the outstanding Notes, agreed to amend the terms of those Notes. Pursuant to the terms and conditions agreed to by the parties, the Registrant agreed to allow for the conversion of the Notes into shares of the Registrant’s common stock at their stated rate of $0.04 per common share. As a condition to this agreement, Five Star has agreed to not hold at any time more than 9.9% of the outstanding common stock of the Registrant. Five
Star further agreed that it could not hereinafter demand payment of the principal amount of the Notes in cash. Furthermore, Five Star agreed to invest a minimum of $2,500,000 in the Registrant through the acquisition of additional shares of the Registrant’s common stock from the Registrant at prices equal to the closing price of the Registrant’s common stock on the day prior to purchase, or $.85 per share, whichever amount is greater. Five Star agreed to convert the notes and invest $2,500,000 in exchange for additional shares of the Registrant’s common stock, and being able to convert the notes using 43,225,000 shares.  This was because the language of the notes were questionable with regards to the conversion rate that was to be used in determining the total shares that were to be converted due to the 10:1 July 25, 2007 reverse split, and this was what was negotiated and agreed to by both parties (43,225,000 shares versus a reverse split adjusted 4,322,500 shares.). Five Star agreed to make this additional investment in the Registrant by or before December 31, 2007. Five Star has not as yet invested any of the $2,500,000 it is required to invest per the amended terms of the note.

Heartland Oil and Gas Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7-Sale of Common Stock, Stock Options and Warrants (continued)

On September 26, 2007, the Company and UPDA agreed to revise the terms of the Notes held by UPDA.  Pursuant to the revised terms, UPDA agreed to convert the entire $4,756,000 face amount of the Notes held by them into 4,756,000 shares of our newly created Series B Convertible Preferred stock.  During the third quarter of 2007, Five Star presented $1,729,000 in face amount of
Notes to the Company for conversion into 43,225,000 shares of common stock.

This transaction is recordable as a conversion of a debt instrument into an equity instrument in accordance with EITF No. 06-6, entitled
“Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments”. The difference in shares received as consideration versus the pre-split share amounts (for Five Star of 43,225,000 shares versus 4,322,500 shares, and for UPDA of
118,900,000 versus 11,890,000 shares of common stock, assuming full conversion of preferred shares) multiplied by the July 25, 2007 post-split value of $1.40 per share amounts to $204,277,500 (five Star of $54,463,500; and UPDA of $148,814,000). Under EITF 06-6
this amount would normally be required to be recorded in the Company’s Financial Statements as a charge in the Statement of
Operations as interest expense, with a corresponding credit to additional paid-in capital. However, EITF No. 98-5, entitled “Accounting for Convertible Securities with Beneficial Conversion Feature or Contingently Adjustable Conversion Rations,” further limits the amount to be recorded to the consideration received by the Company. Five Star purchased the $1,729,000 convertible notes owed by the
Company directly from SDS and Bay Star. The Company received no fresh cash proceeds from the transfer of these Company convertible notes payable from SDS and Bay Star to Five Star. The Company received no other fresh cash proceeds from the transfer of the Company convertible notes payable from SDS and Bay Star to UPDA.

Accordingly, since the Company received no fresh proceeds from either Five Star or UPDA from the transfer of the convertible notes to these entities, the Company has no amounts to be recorded for interest expense and a corresponding credit to additional paid-in capital related to these transactions.

During the third quarter of 2007, Five Star presented $1,729,000 in face amount of Notes to the Company for conversion into
43,225,000 shares of common stock. Pursuant to the terms of the agreement described above, the Company issued 7,500,000 shares of its common stock to Five Star as of September 30, 2007, with the remaining 35,725,000 shares to be issued in the future. The shares of common stock issued to Five Star are restricted shares and were issued in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and Rule 506 of Regulation D there under. The shares issued to
Five Star are subject to Rule 144 under the Securities Act and therefore generally cannot be resold for a period of twelve months from the date of issuance. However, the outstanding Notes of the Registrant converted by Five Star have been fully paid and outstanding for a period in excess of two years from the date of their issuance by the Registrant. No additional consideration is payable upon the conversion of the Notes to shares of our common stock. While the shares of common stock to be issued upon conversion of the Notes are restricted shares, the holders of the shares issued upon conversion may request the removal of any restrictive legends that would be attached thereto in accordance with the provisions of Rule 144(k) under the Securities Act of 1933, as amended. The removal of any restrictive legends from the shares of common stock issued on conversion of the Notes will be dictated by the provisions of Rule 144(k).

Designation and issuance of our Series B Convertible Preferred Shares

On September 26, 2007, the Company and UPDA agreed to revise the terms of the Notes held by UPDA. Pursuant to the revised terms, UPDA agreed to convert the entire $4,756,000 face amount of the Notes held by them into 4,756,000 shares of our newly created Series B Convertible Preferred stock. Therefore, the conversion rate of the Notes converted by UPDA was one share of Series
B preferred stock for each one dollar of Notes converted. The 4,756,000 shares of Series B Convertible Preferred Stock were issued to
UPDA on September 30, 2007 and all of the Notes held by UPDA were surrendered to the Company for cancellation. The shares of
Series B Convertible Preferred Stock held by UPDA are convertible in to 118,900,000 shares of the Company’s common stock and
UPDA has the right to vote the shares of Series B Preferred stock on an “as converted” basis in any matters for which the holders of our common stock are entitled to vote.

Pursuant to the Certificate of Designations, Preferences and Rights for Series B Convertible Preferred Stock filed by the Company, the
Company authorized 5,000,000 shares of Series B Convertible Preferred Stock, par value $0.001 per share, for issuance. Each share of the Series B Convertible Preferred Stock is convertible into twenty-five (25) shares of the Company’s common stock. Each share of the Series B Convertible Preferred Stock has a liquidation preference over our common stock up to a maximum of one (1) dollar per preferred share. The shares of Series B Convertible Preferred Stock have the right to vote on an “as converted” basis in any matters for which the holders of our common stock are entitled to vote.

Changes to the Our Board of Directors

As a condition to the closing of the Stock Sale, Messrs. Robert Poley, John Martin and Todd Mackintosh resigned as members of our board of directors on April 20, 2007. Mr. Philip Winner remained as the sole member of our board of directors. Mr. Winner, as the remaining board member, has appointed Messrs. Kamal Abdallah and Christopher McCauley to fill two of the vacancies on the board of directors. The appointment of Messrs. Abdallah and McCauley to our board of directors became effective on May 13, 2007.

Heartland Oil and Gas Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7-Sale of Common Stock, Stock Options and Warrants (continued)

On July 27, 2007, Mr. Philip Winner resigned his position on the board of directors and, the board of directors of the Registrant approved the appointment of Mr. Steven A. Fall to the board of directors to fill a vacancy thereon. Mr. Fall is also the Registrant’s
Interim President.

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

Company shares issued to finance UPDA’s Catlin subsidiary oil property acquisition is evidenced by a promissory note receivable from
Catlin.

On July 1, 2007, Catlin Oil and Gas Inc. entered a Purchase and Sale Agreement with Jilpetco Inc., Petro Pro, PKC Energy and Jed
Miesner for 93.75% of seller’s rights, title and interest in and to Properties, Leases, Wells, Equipment, and Contracts except Retained
Interest by Petro Pro of 6.25% of 8/8th’s working interest, with a net revenue interest of 0.04812500 and 1% of 8/8th’s overriding royalty interest The purchase price was $3,600,000 together with 12,500,000 UPDA restricted shares of common stock, par value $0.001 per share plus 4,000,000 Heartland Oil& Gas Corp restricted shares of common stock. The number of shares of UPDA Common Stock and the number of shares of HOGC Common Stock was adjusted as of the date of closing to reflect a total payment of $800,000 in
UPDA Common Stock and $400,000 in Heartland Common Stock. The Heartland shares were issued on September 14, 2007 in exchange for a long-term promissory note receivable from Catlin for $400,000 ( See Note 4).

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

Note 8-Income Tax

At September 30, 2007, we had approximately $41,300,000 in pretax US federal and state net operating loss carry forwards, expiring through 2026. We incurred portions of such net operating loss carryforwards prior to September 17, 2002, our reverse acquisition date.
As such, we anticipate limitations to the use of these carry forwards under Internal Revenue Code Section 382. We provide for deferred tax arising from temporary differences in the book and tax carrying amounts of assets and liabilities. Temporary differences arise primarily from differences in reporting stock-based compensation, intangible drilling and completion cost and oil and gas impairment expense. We have fully reserved the deferred tax assets that arise from such operating loss carry forwards and temporary differences of approximately $15,901,000 at September 30, 2007, in the accompanying financial statements as follows.

September 30, 2007
Net operationg loss deduction	$15,901,000
Valuation Allowance	(15,901,000)
Net Deferred Tax Asset	$-

Reconciliation of the differences between the statutory tax rate and the effective tax rate is:

September 30, 2007
Federal statutory tax rate	34.0%
State Tax Rate	4.5%
Effective Tax Rate	38.5%
Valuation Allowance	-38.5%
Net Effective Tax Rate	-

Heartland Oil and Gas Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9-Other Related Party Transactions

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

We entered into a consulting agreement for services on an hourly basis with our contract CFO. For the nine months ended September
30, 2007 and September 30, 2006 he was paid $13,465 and $89,613, respectively for services rendered under this agreement. He resigned his position on April 23, 2007.

Effective January 1, 2006, we approved the payment of director’s fees for non-employee directors at the rate of $200 per hour. For the nine months ended September 30, 2007 and nine months ended September 30, 2006 we incurred $4,810 and $168,308, respectively for director’s fees. All non-employee directors resigned their positions on April 23, 2007.

UPDA Relationship to Former and Current Convertible Debt Holders of the Company

On April 6, 2007 UPDA entered into a Loan Agreement with Sheridan Asset Management (“Sheridan”) in which Sheridan agreed to lend the Company $3,635,000 with an original issue discount of $908,750 based upon a 29.12% yield to maturity (“the Note”). The
Company’s use of the $2,726,250 net proceeds from the subscription amount was (a) $1,000,000 to acquire 52% of Heartland Oil and
Gas’s (“Heartland”) outstanding common stock (the “Stock Sale”), (b) $1,500,000 for the note purchase transaction (the “Note
Purchase”), $100,000 was used to pay the originator fee to the lender and closing costs, and the remainder was used by Heartland for working capital. The note matures on April 6, 2008. This note is pursuant to the Loan agreement dated April 6, 2007.

On April 6, 2007, UPDA issued Sheridan a warrant to purchase 2,234,382 fully paid and nonassessable shares of the Company’s common stock for an exercise price of $.5483, pursuant to the Loan Agreement dated April 6, 2007. The warrant expires on April 6,
2012.

On April 6, 2007, in connection with UPDA’s agreement with Sheridan, the Company’s two operating subsidiaries Canyon Creek and
Catlin entered into Guarantee Agreements for the note, whereby the Company and its subsidiaries have pledged all their assets to secure the amounts due to Sheridan. In addition, Kamal Abdallah, Chairman and CEO and Christopher McCauley, Vice President and
General Council have provided the lender with personal guarantees. The 50,631,764 shares of Heartland that are now owned by UPDA have also been pledged as collateral for the amounts due to Sheridan.

On April 20, 2007 UPDA closed the Note Purchase with SDS Capital Group and Bay Star Capital (together the “Sellers”) in which
UPDA purchased $4,756,000 in outstanding promissory notes of Heartland for an aggregate purchase price of $1,500,000 and
26,260,504 restricted shares of common stock of UPDA. During April 2007, UPDA issued the 26,260,504 shares of its common stock to
SDS Capital and Bay Star Capital.

Five Star currently holds 3,090,000 shares of Class B Convertible Preferred Stock convertible into 61,800,000 shares of Common Stock of UPDA.

Readers of the Company’s current consolidated financial statements herein should consult the most recent Form 10QSB or 10KSB on file with the SEC for a better understanding of the Company’s current financial status.

Secured Sheridan borrowing by UPDA and its subsidiaries under second loan agreement with restrictive covenant.

Heartland Oil and Gas Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 16, 2007, UPDA and its UPDA-O, Heartland, Catlin, Canyon Creek, and Aztec subsidiaries entered into a second Loan
Agreement with Sheridan (the “Holder”) for $3,250,000. The proceeds of the loan were used to complete the Palo Pinto acquisition.
The outstanding Principal Amount under the Loan shall be due and payable by the Company, in thirty-six (36) consecutive equal installments in the amount of $90,278, due on each Settlement Date. The Company shall pay interest on the unpaid Principal Amount of the Loan, from August 15, 2007 until such principal amount shall be paid in full, at the rate of 15% per annum. In addition to the 15%
per annum interest payable by the Company to the Holder, the Company shall pay to the Holder interest at the rate of 5% per annum, on the principal amount outstanding from time to time hereunder (“PIK Amount”) on the Maturity Date. Kamal Abdallah, Chairman and
CEO and Christopher McCauley, Vice President and General Council have provided the lender with personal guarantees. The Senior
Secured Promissory Note dated August 16, 2007 under this second loan agreement contains certain negative covenants to be met by the Company, which include : limitations on dividends and distribution and repurchase of Company common stock other than distribution to the Company by its wholly owned subsidiary; limits on sale, transfer and disposal of Company assets except for sale by
UPDA of Catlin assets to Heartland pursuant to the term of purchase agreement; issuance of more than $250,000 in fair value at any time in common stock or securities exchangeable for, convertible into or exercisable for common stock of the Company; incur any capital expense in excess of $500,000; consummate any merger or acquisition except on terms satisfactory to Sheridan; maintenance by the Company of a cash flow coverage ratio. (See Note 5.)

As of September 30, 2007 and subsequent thereto through the date of the issuance of theses financial statements, UPDA and its subsidiaries described in the preceding paragraph were and have remained in compliance with all of the covenant described concerning the second loan agreement.

Note 10-Future Commitments

Sale of Royalty Interests/Leases

On September 6, 2007, the company sold various leases in Nemaha County, Kansas to Noble Petroleum, Inc. for total of $17,208. The company also retains and expects a one thirty second (1/32) over-riding royalty interest of oil, gas and mineral revenues which the company leases to Noble Petroleum, Inc. The Company realized a gain on sale of these leases of $17,208 as the cost of the leases was previously written off.

Note 11-Subsequent Events

On October 4, 2007, the company sold various leases in Nemaha County, Kansas to Noble Petroleum, Inc. for total of $138,536. The company retained and expects a one thirty second (1/32) over-riding royalty interest of oil, gas and mineral revenues from the above mentioned leases. The Company will realize a gain on sale of these leases of $138,536 in the fourth quarter of 2007 as the cost of the leases was previously written off.

During the third quarter of 2007, Five Star presented $1,729,000 in face amount of Notes to the Company for conversion into
43,225,000 shares of common stock. Pursuant to the terms of the agreement described in Note 7, the Company issued 7,500,000 shares of its common stock to Five Star as of September 30, 2007, with the remaining 35,725,000 shares to be issued in the future.
The Company issued an additional 9,025,000 shares of its common stock to Five Star in October 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion reports material changes from December 31, 2006 through September 30, 2007, as well as other information. We encourage the reader to also read Management’s Discussion and Analysis of Financial Condition and Results of Operations in our
Annual Report on Form 10-KSB for the period ended December 31, 2006.

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

Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-
looking statements to conform these statements to actual results.

Overview and Outlook

Heartland Oil and Gas Corporation is an oil and gas company primarily engaged in exploration, development, and sale of Coal Bed
Methane (“CBM”) in the Cherokee basin and Forest City basin of eastern Kansas. Heartland Oil and Gas Corporation holds our interest in nearly 1 million acres in eastern Kansas. We incorporated in Nevada in 1998. Heartland Gas Gathering LLC, our wholly-owned affiliate, is responsible for gas sales and operation of our pipeline and associated facilities. Heartland Oil and Gas, Inc., our wholly-
owned subsidiary, operates our project areas in eastern Kansas.

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

Liquidity and Capital Resources

On April 23, 2007, the Registrant completed the sale of 5,063,176 shares of its common stock to UPDA in a private transaction with gross proceeds to the Registrant from the sale equaling $1,000,000 (the “Stock Sale”). The Stock Sale was pursuant to the terms and conditions of a Stock Purchase Agreement, dated April 19, 2007, between the Registrant and UPDA.

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

Results of Operations for the Periods Ended September 30, 2007 and 2006.

Revenue

Natural Gas Sales

Natural gas sales for the three months ended September 30, 2007 were $94,287 compared to sales of $101,411 for the three months ended September 30, 2006. The decrease of $7,124 was the result of lower prices. Natural gas sales for the nine months ended
September 30, 2007 were $323,997 compared to sales of $269,860 for the nine months ended September 30, 2006. This increase of
$54,137 was the result of higher volume partially off set by lower prices. We had our first production on February 18, 2006 therefore, the nine months ended September 30, 2006 represents only 224 days of production, versus 272 days of production for 2007.

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	(Decrease)	September 30,	September 30,	(Decrease)
	2007	2006	Increase	2007	2006	Increase
MCF Volume	16,966	18,748	(1,782)	51,838	47,483	4,355
Average Price	$5.56	$5.41	$0.15	$6.25	$5.68	$0.57
Total Revenue	$94,287	$101,411	$(7,124)	$323,997	$269,860	$54,137

Compression and transportation revenue

Compression and transportation revenue represents the fees charged to our royalty owners for their proportionate share of these costs;
the revenue and fees associated with Heartland Oil and Gas Corp. have been eliminated on consolidation. Compression and transportation revenue for three months ended September 30, 2007 and September 30, 2006 was $3,983 and $6,124, respectively.
Compression and transportation revenue for nine months ended September 30, 2007 and September 30, 2006 was $15,831 and
$16,375, respectively. The decline represents reduced billable expenses to the royalty holders.

Operating expense

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Direct expense	$96,343	$115,712	$284,296	$329,659
Exploration expense, expired leases	55,181	12,259	94,235	136,625
Depreciation, depletion & accretion	89,581	112,903	281,774	314,682
Share based compensation	14,916	92,673	34,054	325,625
General and administrative	304,329	275,249	778,964	1,005,122
Total operating expense	$560,350	$608,796	$1,473,323	$2,111,713

Direct expense is the cost associated with operating producing wells and production taxes associated with the gas sales. Direct expense for the three months ended September 30, 2007 was $96,343, a decrease of $19,369 from $115,712 for the three months ended September 30, 2006. This decrease was due to lower workover costs incurred during the three months ended September 30,
2007. Direct expense for the nine months ended September 30, 2007 was $284,296, a decrease of $45,363 from the same period ended September 30, 2006 of $329,659. This decrease was attributable, in part, to lower workover costs on the producing wells for the nine months ended September 30, 2007.

Exploration expense represents the cost of expired leases. The cost of expired leases for the three months ended September 30, 2007 was $55,181, as compared to a cost of $12,259 for the three months ended September 30, 2006. The cost of expired leases for the nine months ended September 30, 2007 was $94,235, as compared to a cost of $136,625 for the nine months ended September 30,
2006. The higher costs in 2006 were the result of more leases expiring in that nine month period.

Depreciation, depletion and accretion expense for the three months ended September 30, 2007 was $89,581, compared to $112,903 for the three months ended September 30, 2006. During the nine months ended September 30, 2007 and September 30, 2006, the expense was $281,774 and $314,682 respectively. The decrease in expense is due to a reduction in depletion expense.

Share based compensation for the three months ended September 30, 2007 was $14,916, compared to $92,673 for the three months ended September 30, 2006. During the nine months ended September 30, 2007 and September 30, 2006, the expense was $34,054 and $325,625 respectively. The decrease occurred because there were no new options issued during the period of June 10, 2005 to
April 25, 2007.

General and administrative expenses for the three months ended September 30, 2007 was $304,329, compared to $275,249 for the three months ended September 30, 2006. The increase was mainly the result of overall increase in rent expense and professional expenses in the amount of $29,080. During the nine months ended September 30, 2007 and September 30, 2006, the expense was
$778,964 and $1,005,122 respectively. The decrease was a result of reduction in overall administrative expenses of $226,158.

Interest Income

Interest income for the three months ended September 30, 2007 and September 30, 2006 was $10,700 and $5,171 respectively. For nine months ended September 30, 2007 interest income was $13,073 and for the nine months ended September 30, 2006 it was
$17,452. This decrease in the nine months ended September 30, 2007 was the result of the drop in our cash position during the same time period.

Interest expense

Interest expense for the three months ended September 30, 2007 was $3,243 compared to no interest expense for the three months ended September 30, 2006. Interest expense for the nine months ended September 30, 2007 was $6,301,509 compared to no interest expense for the nine months ended September 30, 2006. Interest expense in the amount of $6,296,446 resulted from the effect of the conversion of $6.3 million of Preferred stock to convertible debt. The value of the debt on the date of conversion was $1 with the balance being accreted up to the face value of $6.3 million over 180 days, principally during the three months ended March 31, 2007.

Stock based facilitation fees incurred to former convertible debt holders

Pursuant to the terms and conditions of the Note Purchase transaction whereby UPDA and Five Star acquired the Notes, the Registrant approved the issuance of an aggregate of 542,800 shares of its common stock to SDS and Baystar as part of the consideration in that transaction. Therefore, on July 27, 2007, the Registrant issued 373,446 shares of common stock to SDS and 169,354 shares to
Baystar. The Company incurred a non cash charge, based on the trading price of its Common Stock on the date of issuance, for facilitation fees incurred to these former convertible debt holders coincident to change in Company’s control, 52% ownership by UPDA.

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

Part II-Other Information

Item 1. Legal Proceedings

On September 6, 2007, the Company’s Motion for Conversion to Chapter 60 and for Trial Continuance came on for hearing in the
District Court of Miami County, Kansas and was granted. The trial scheduled for September 6, 2007 was rescheduled. This is an action file by plaintiffs seeking to evict Heartland from the land on which its compressor is located in Kansas. In consideration of this on-going case in Kansas, the Company has already located a new site to which the Company can move these facilities at nominal expenses should that becomes necessary.

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

To date we have had negative cash flow from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses totaling $8,300,343 for the nine months ended September 30,
2007 and $1,455,970 for the year ended December 31, 2006. We have cumulative net losses of $54,716,280 from inception to
September 30, 2007. As of September 30, 2007 we had negative working capital. To continue our operations, we need additional financing. We will also need new capital to pay for the continued exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. Capital may not continue to be available if necessary to meet these continuing development costs or, if the capital is available, it may not be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Our Certificate of Incorporation authorizes the issuance of 900,000,000 shares of common stock and 100,000,000 shares of preferred stock. Our board of directors has the authority to issue additional shares up to the authorized capital stated in the certificate of incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. Given our current stock price and our capital requirements, if we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders.

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

On July 31, 2007, the Company and Five Star Partner’s, LLC (“Five Star”), the holder of an aggregate of $1,729,000 of the outstanding
Convertible Senior Secured Promissory Notes (the “Notes”) of the Company, agreed to amend the terms of those Notes. Pursuant to the terms and conditions agreed to by the parties, the Company agreed to allow for the conversion of the Notes into shares of the
Company’s common stock at their stated rate of $0.04 per conversion share. As a condition to this agreement, Five Star has agreed to not hold at any time more than 9.9% of the outstanding common stock of the Company. Five Star further agreed that it could not hereinafter demand payment of the principal amount of the Notes in cash. Furthermore, Five Star agreed to invest a minimum of
$2,500,000 in the Company through the acquisition of additional shares of the Company’s common stock from the Company at prices equal to the closing price of the Company’s common stock on the day prior to purchase, or $.85 per share, whichever amount is greater. Five Star agreed to make this additional investment in the Company by or before December 31, 2007.

During the third quarter of 2007, Five Star presented $1,729,000 in face amount of Notes to the Company for conversion into
43,225,000 shares of common stock. Pursuant to the terms of the agreement described above, the Company issued 7,500,000 shares of its common stock to Five Star as of September 30, 2007, with the remaining 35,725,000 shares to be issued in the future. The shares of common stock issued to Five Star are restricted shares and were issued in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and Rule 506 of Regulation D there under. The shares issued to
Five Star are subject to Rule 144 under the Securities Act and therefore generally cannot be resold for a period of twelve months from the date of issuance. However, the outstanding Notes of the Registrant converted by Five Star have been fully paid and outstanding for a period in excess of two years from the date of their issuance by the Registrant. No additional consideration is payable upon the conversion of the Notes to shares of our common stock. While the shares of common stock to be issued upon conversion of the Notes are restricted shares, the holders of the shares issued upon conversion may request the removal of any restrictive legends that would be attached thereto in accordance with the provisions of Rule 144(k) under the Securities Act of 1933, as amended. The removal of any restrictive legends from the shares of common stock issued on conversion of the Notes will be dictated by the provisions of Rule 144(k).

Issuance of Our Preferred Stock to UPDA

On September 26, 2007, the Company and UPDA agreed to revise the terms of the Notes held by UPDA. Pursuant to the revised terms, UPDA agreed to convert all of the $4,756,000 face amount of the Notes held by them into 4,756,000 shares of our newly created
Series B Convertible Preferred stock. Therefore, the conversion rate of the Notes converted by UPDA was one share of Series B
Preferred stock for each one dollar of Notes converted. The 4,756,000 shares of Series B Convertible Preferred Stock were issued to
UPDA on September 30, 2007 and all of the Notes held by UPDA were surrendered to the Company for cancellation. The shares of
Series B Convertible Preferred Stock held by UPDA are convertible in to 118,900,000 shares of the Company’s common stock and
UPDA has the right to vote the shares of Series B Preferred stock on an “as converted” basis in any matters for which the holders of our common stock are entitled to vote.

Pursuant to the Certificate of Designations, Preferences and Rights for Series B Convertible Preferred Stock filed by the Company, the
Company authorized 5,000,000 shares of Series B Convertible Preferred Stock, par value $0.001 per share, for issuance. Each share of the Series B Convertible Preferred Stock is convertible into twenty-five (25) shares of the Company’s common stock. Each share of the Series B Convertible Preferred Stock has a liquidation preference over our common stock up to a maximum of one (1) dollar per preferred share. The shares of Series B Convertible Preferred Stock have the right to vote on an “as converted” basis in any matters for which the holders of our common stock are entitled to vote.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation. Incorporated by reference to our Form SB-2 Registration Statement filed with the Securities and Exchange Commission on October 23, 2001.

3.2	Bylaws of Adriatic Holdings Ltd. Incorporated by reference to our Form SB-2 Registration Statement filed with the Securities and Exchange Commission on October 23, 2001.

3.3	Certificate of Amendment to Articles of Incorporation effective November 4, 2002. Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2002.

3.4

Certificate of Amendment to Articles of Incorporation effective December 10, 2003. Incorporated by reference to our Form SB-2 Registration Statement filed with the Securities and Exchange Commission on November 15, 2004.

3.5

Certificate of Designation for shares of Series B Convertible Preferred Stock, effective September 30, 2007. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2007.

3.6

Certificate of Amendment to Articles of Incorporation effective July 18, 2007. Incorporated by reference to our Form 14C Definitive Information Statement filed with the Securities and Exchange Commission on July 3, 2007.

4.1	2005 Stock Option Plan. Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2005.

31.1	Certification of Chief Executive Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.**

31.2	Certification of Chief Financial Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended **

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

HEARTLAND OIL AND GAS CORP.
(Registrant)
Date: November 14, 2007	/s/ Steven A. Fall
Chief Executive Officer and President

Exhibit 31.1

Certification of Chief Executive Officer

Pursuant to Section 302 of Sarbanes Oxley Act of 2002

I, Steven A. Fall, President, Chief Executive Officer, and Director certify that:

       1. I have reviewed this September 30, 2007 report on Form 10-QSB of Heartland Oil and Gas Corp.;

       2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

       3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this annual report;

       4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - (e) and internal control over financial reporting (as defined in Exchange Act Rules
13a - 15(f) and 15d - 15(f)) for the registrant and have:

       a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designated under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

       c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions abut the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation;
and

       d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the registrant’s internal control over financial reporting.

       5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

       a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information and have identified for the registrant’s auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

/s/ Steven A. Fall
November 14, 2007	Steven A. Fall
President, Chief Executive Officer, and Director

Exhibit 31.2

Certification of Chief Financial Officer

Pursuant to Section 302 of Sarbanes Oxley Act of 2002

I, Steven A. Fall, Chief Financial Officer, and Director certify that:

       1. I have reviewed this September 30, 2007 report on Form 10-QSB of Heartland Oil and Gas Corp.;

       2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

       3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this annual report;

       4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - (e) and internal control over financial reporting (as defined in
Exchange Act Rules 13a - 15(f) and 15d - 15(f)) for the registrant and have:

       a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designated under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

       c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions abut the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

       d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the registrant’s internal control over financial reporting.

       5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

       a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information and have identified for the registrant’s auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

/s/ Steven A. Fall
November 14, 2007	Steven A. Fall
Chief Financial Officer

Exhibit 32.1

Certification of Chief Executive Officer

Pursuant to Section 906 of Sarbanes Oxley Act of 2002

In Connection with the Quarterly Report of Heartland Oil and Gas Corp. on Form 10-QSB for the period ending September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Steven A. Fall, President, Chief Executive
Officer and Director of the registrant, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of
2002, that:

       1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

/s/ Steven A. Fall
November 14, 2007	Steven A. Fall
President, Chief Executive Officer, and Director

Exhibit 32.2

Certification of Chief Financial Officer

Pursuant to Section 906 of Sarbanes Oxley Act of 2002

In Connection with the Quarterly Report of Heartland Oil and Gas Corp. on Form 10-QSB for the period ending September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Steve A. Fall, Chief Financial Officer and
Director of the registrant, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

       1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

/s/ Steven A. Fall
November 14, 2007	Steven A. Fall
Chief Financial Officer

