Form 10KSB
period 2007-12-31
HEARTLAND OIL & GAS CORP
filed 2008-04-15
CIK 1075636

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB

Annual Report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the year ended December 31, 2007

Commission file number 000-32669

Heartland Oil and Gas Corp.

Incorporated in Nevada	IRS ID No. 91-1918326

PO Box 277
Jacksboro, TX 76458

Telephone: 214-888-0300

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

Disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form.

Heartland is a non-accelerated filer. Heartland is not a shell company.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of March 31, 2008 was $1,485,782.

As of March 31, 2008, the number of shares of common stock, $0.001 par value, outstanding was 42,207,720.

Documents Incorporated By Reference

None.

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

Part I

Item 1.	Description of Business

General

Heartland Oil and Gas Corporation is an oil and gas company primarily engaged in exploration, development, and sale of: 1) Coal Bed Methane
("CBM") gas in the Cherokee basin and Forest City basin of eastern Kansas, 2) natural gas from our 700 acre property located in Palo Pinto, Texas and 3) oil and natural gas from our property in Jack County, Texas. We incorporated in the State of Nevada in 1998. Heartland Gas Gathering LLC,
our wholly-owned subsidiary, is responsible for gas sales and operation of our pipeline and associated facilities. Heartland Oil and Gas, Inc., our wholly-owned subsidiary, holds our interest in approximately 645,000 acres in the Cherokee and Forest City basin and operates our project areas in eastern Kansas.

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

Properties in the State of Kansas

From 2000 through 2005 we acquired our acreage position in the Forest City and Cherokee basins in eastern Kansas, and conducted exploration activity to evaluate the economic viability of the projects.

During the year ended December 31, 2005, we recorded an impairment of approximately $31,600,000 arising from the uneconomic CBM exploration pilots in the Forest City basin acreage. As of March 31, 2006, we have plugged all of our wells in the Forest City basin. We are currently focusing our development activities in Kansas on our Cherokee basin properties.

By the end of 2005 we contracted to sell our gas from the Cherokee basin and committed funds to construct a 5.5 mile gas gathering line and processing plant to initiate gas sales from the Lancaster battery, our largest battery in the Cherokee basin. We initiated continuous gas sales in
February 2006. Gas from our other three batteries located in the Cherokee basin is being vented while awaiting pipeline hook-up. A battery is a well or group of wells and associated production facilities in one general area.

Lancaster is currently producing approximately 500 Mcfgpd (500 Mcfgpd equals 500,000 cubic feet of gas per day). Sales average approximately
380 Mcfgpd net of fuel gas, shrinkage, dehydration, and carbon dioxide extraction necessary to get the gas to sales quality. After processing, the gas delivered to the sales line averages 997 million British thermal units per thousand cubic feet. The system and facilities are sized to support production growth from Lancaster, the adjacent batteries currently venting gas, and future development drilling between existing project areas. The adjacent batteries are currently venting approximately 17 Mcfgpd.

Properties in the State of Texas

On March 6, 2008 (the "Closing Date"), we closed an asset purchase transaction pursuant to the terms and conditions of the Asset Purchase
Agreement (the "APA") by and between Universal Property Development and Acquisition Corporation ("UPDA") and its subsidiary Catlin Oil &
Gas, Inc. ("Catlin") (the "Sellers"), whereby we purchased certain oil and gas related assets (the "Assets") from the Sellers for a total purchase price on the Effective Date of $6,794,723 (the "Purchase Price"). The APA is dated as of August 15, 2007 and the transaction has an effective date under the terms of the APA of October 1, 2007 (the "Effective Date").

The Purchase Price paid by us for the Assets consisted of two promissory notes issued by us to the Sellers in the total amount of $6,794,723.
Promissory Note Number 1 ("Note 1") has a principal amount of $ 3,635,000 and is due and payable in one lump sum payment on June 30, 2008.
The Company shall pay interest on the unpaid principal amount of Note 1, until such principal amount shall be paid in full, at the rate of 5% per annum. Promissory Note Number 2 ("Note 2") has a principal amount of $3,159,723 with the principal amount being due and payable in one lump sum payment on July 16, 2010.  The Company shall pay interest on the unpaid principal amount of Note 2, until such principal amount shall be paid in full, at the rate of 5% per annum.

Palo Pinto County Property

A portion of the Assets purchased by us pursuant to the APA consisted of all of the Seller’s right, title and interest in the oil and gas leases and wells located on 700 acres of property in Palo Pinto County, Texas. The Palo Pinto County Assets acquired by us also included the permits that relate to the wells operating on the property, as well as all equipment and contracts operating on or related to the leases and wells. We own an aggregate interest conveyed in the Palo Pinto leases equal to a 93.75% Working Interest with a net revenue interest of 0.72187500.

Sales from our Palo Pinto County property average approximately 376 Mcfgpd net of fuel gas, shrinkage, dehydration, and carbon dioxide extraction necessary to get the gas to sales quality. After processing, the gas delivered to the sales line averages 1061 million British thermal units per thousand cubic feet.

Jack County Property

The remainder of the Assets purchased by us pursuant to the APA consisted of all of the Seller’s right, title and interest in the oil and gas leases and wells located on property in Jack County, Texas. The Jack County property consists of: approximately 36 oil and gas leases, certain equipment including, but not limited to, oil and gas wells, wellhead equipment, pumping units, flow lines, tanks, compressors, saltwater disposal facilities, injection facilities and other equipment used in connection with oil and certain transferable permits, franchises, approvals, and authorizations used in connection with these leases.

Our Jack County property is currently producing approximately 207 Mcfgpd. Sales average approximately 157 Mcfgpd net of fuel gas, shrinkage, dehydration, and carbon dioxide extraction necessary to get the gas to sales quality. After processing, the gas delivered to the sales line averages
1.057 million British thermal units per thousand cubic feet. Our Jack County property also produces approximately 4 bbls of oil per day.

Our Current Business

We own and operate oil and gas leases located on approximately 645,000 acres of property in the Forest City and Cherokee basins in eastern Kansas,
700 acres of property in Palo Pinto County, Texas and 3,000 acres in Jack County, Texas.

Kansas Properties

The two areas of our properties in Kansas are the south block, located on the Cherokee basin, where we have established reserves and production;
and the north block, located in the Forest City basin, where we hold significant leases that expire between 2007 and 2014. Our acreage position as of
December 31, 2007 is outlined below:

Project	Gross acres	Year acquired
Northern area	616,216	2002-2004
Southern area	29,116	2004-2006
Total	645,332	2002-2006

We have completed construction of a gas sales pipeline and processing facility on the Cherokee basin project and are now selling gas from our
Lancaster battery, the largest of our four batteries stretching across a 12 mile project area of the Cherokee basin.

Results from exploration activity conducted during 2005 indicated that much of the acreage in the Forest City basin had low potential for economic
CBM development. We continue to maintain our leasehold position in the Forest City basin and may pursue longer-term conventional oil and gas prospects there in the future, but are not currently conducting any development activities in the Forest City basin.

We have a 100% working interest in all our leases in Kansas. Net revenue interests range from 84.5 percent to 87.5 percent, but are typically 85 percent. Our working interest consists of our share of gross production, revenue, burdens, field operating cost and gathering and processing fees before deduction of royalties. Our net revenue interest means our working interest less the royalties that are payable. The expiration dates for the leases range from dates in 2007 through 2012. We have an option to extend the term on many of our leases.

Pipeline and Marketing

In July 2005, our wholly owned gas gathering company, Heartland Gas Gathering LLC, executed agreements to initiate gas sales from our Lancaster battery and committed funds to construct a 5.5 mile long gas gathering system and gas processing plant necessary to extract water and carbon dioxide from produced gas so that the produced gas is pipeline quality. We have a sales and marketing agreement with a subsidiary of Enbridge Energy
Partners, L.P., which also provides for construction of a pipeline tap into a gas transportation line and for gas marketing services. Construction of our
5.5 mile sales lines and processing facilities was completed on January 31, 2006. Enbridge is our only customer for our CBM gas produced in
Kansas. We are dependent on them for 100% of our sales.

Lancaster is currently producing 500 Mcfgpd. We expect sales to exceed 380 Mcfgpd net of fuel gas, shrinkage, and carbon dioxide extraction. After processing, the gas delivered to the sales line averages 997 million British thermal units per thousand cubic feet. The system and facilities are sized to support production growth from Lancaster, the adjacent batteries currently venting gas, and future development drilling between existing project areas.

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

The success of CBM development is largely the result of improvements in drilling and completion techniques, and hydraulic fracture designs as well as cost reductions. Also aiding this sector’s growth is the apparent shortage of domestic conventional gas exploration and development projects. The adjacent batteries are currently venting approximately 17 Mcfgpd.

According to the U.S. Geologic Survey Fact Sheet FS-123-00 of October 2000 and FS-110-01 of November 2001, CBM production accounted for 7 percent of US natural gas production in the years 2000 and 2001, no later data has been publicly distributed by the U.S. Geologic Survey. The Fact
Sheet-123-00 estimated that the total unconventional CBM resource across America’s 25 basins (lower US) is roughly 700 trillion cubic feet ("TCF")
of which less than 14 percent, or <100 TCF, is considered technically recoverable with existing technology, but the later FS-110-01 estimated that the total unconventional CBM recoverable reserves were about 30 TCF with existing technology. It is important to note that technically recoverable gas volumes do not necessarily qualify as proved reserves.

Texas Properties

Our properties in Texas are located in Palo Pinto and Jack Counties where we hold seven (7) and thirty (30) leases, respectively, that are held by production. Our acreage positions in the State of Texas as of December 31, 2007 are outlined below:

Project	Gross acres	Year acquired
Palo Pinto	700	2007
Jack County	3,000	2006
Total	3,700	2007

We are currently operating twelve (12) natural gas wells on our Palo Pinto, Texas property, of which eight are now selling gas. We are also operating sixty-five (65) wells on our Jack County, Texas properties.

We have a 93.75% working interest in all our leases in Palo Pinto, Texas and net revenue interests of 72.1875%. Our working interest consists of our share of gross production, revenue, burdens, field operating cost and gathering and processing fees before deduction of royalties. Our net revenue interest means our working interest less the royalties that are payable.

Marketing

We have a natural gas sales and marketing agreement with Texas Energy Management Corp, for the sale of all of the natural gas produced by our
Texas properties. Texas Energy Management Corp is our only customer for our gas produced in Texas. We are dependent on them for 100% of our natural gas sales. We have an oil sales and marketing contract with Geer Tank Trucks for the sale of all of the oil and condensate production produced by our Texas properties. We are dependent on them for 100% of our oil sales.

Our Palo Pinto leases are currently producing approximately 376 Mcfgpd net of fuel gas, shrinkage, and carbon dioxide extraction. After processing, the gas delivered to the sales line averages 1061 million British thermal units per thousand cubic feet. The system and facilities are sized to support the current production from Palo Pinto, and any future development drilling on our Texas properties.

Our Jack County leases is currently producing 207 Mcfgpd. We expect sales to exceed 157 Mcfgpd net of fuel gas, shrinkage, and carbon dioxide extraction. After processing, the gas delivered to the sales line averages 1.057 million British thermal units per thousand cubic feet. The system and facilities are sized to support the current production from our Jack County leases, and future development drilling on our Texas properties. Our Jack
County property also produces approximately 4 bbls of oil per day.

Competition

We compete with numerous other oil and gas exploration companies. Many of these competitors have substantially greater resources than we do.
Should a larger and better financed company decide to directly compete with us, and be successful in its competitive efforts, our business could be adversely affected. The three largest coal bed methane producers in America’s lower 48 states are BP Amoco, Burlington Resources and Phillips
Petroleum, all producing most of their production from the now-in-decline San Juan basin. Though it ranks fourth in terms of natural gas production, the leading coal bed methane participant in terms of growth and technology is, in our view, Devon Energy. Devon is aggressively expanding coal bed methane production in the Powder River Basin located in Wyoming and Montana and Raton Basin located in Colorado and has coal bed methane production in the San Juan Basin located in New Mexico and Wind River Basin located in Wyoming. Other companies are also active in the coal bed methane development, including Anadarko Petroleum Corporation, JM Huber Corporation and Whiting Petroleum.

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

Item 1A.	Risk Factors

Our business, operations and financial condition are subject to various risks. You should consider carefully the following risk factors, in addition to the other information set forth in this report. The factors set forth below, however, are generally applicable to our operations and securities.

Risks Related To Our Business

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

We have had negative cash flow from operations and if we are not able to obtain further financing our business operations will fail.

To date we have had negative cash flow from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred net losses totaling $13,876,907 for the year ended December 31, 2007 and $1,455,970 for the year ended
December 31, 2006. We have cumulative net losses of $60,292,843 from inception to December 31, 2007. As of December 31, 2007 we have negative working capital. To continue our operations, we need additional financing. We will also need new capital to pay for the continued
exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. Capital may not continue to be available if necessary to meet these continuing development costs or, if the capital is available, it may not be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

  quality and quantity of available data;
  interpretation of that data; and
  accuracy of various mandated economic assumptions.

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

Kansas Properties

Our current focus in Kansas is on approximately 29,000 acre leasehold position located on the Cherokee basin, primarily in Linn and Miami counties. We have 45 wells in four batteries producing gas across a 12 mile area. From east to west, these areas are named Jake (12 wells), Lancaster
(26 wells), Osawatomie (4 wells), and Beagle (3 wells). In June 2007 we commenced a drilling program to further develop the Lancaster and Jake pilots. Twenty-one wells were drilled in the Lancaster and Jake areas during the second half of 2007 with 7 being completed in the fourth quarter.
Two more wells were completed in the first quarter of 2008. Eleven (11) of these additional wells are connected and producing at this time. The remaining twelve (12) wells drilled in 2007 are shut in and are awaiting pipeline connection. We have a significant acreage position in the Cherokee basin and are negotiating pipeline rights-of-way in and between these producing areas. We also have a significant acreage position and pipeline right-
of-ways in and between these producing areas.

After review of data provided by Evergreen, we initiated drilling and completion activity on Cherokee basin acreage in northeast Kansas using alternative technologies. These alternative techniques increased average initial production rates by approximately 100 percent and cut cost by approximately 50 percent, and have resulted in our first gas sales and proved reserves.

Developed property, Cherokee basin

Lancaster battery In 2005 we entered into sales agreements and committed funds necessary to establish sales from the 16 Lancaster wells. We completed the pipeline and associated processing facilities in early January 2006. We initiated continuous gas sales on February 21, 2006. In late
2007 and early 2008, we connected and turned to sales 9 more Lancaster wells. We retained Pinnacle Energy Services LLC ("Pinnacle") to perform an external audit as of December 31, 2007 and an Engineering report as of December 31, 2007 for our Lancaster project. As of December 31, 2007,
Pinnacle estimated we had net reserves and discounted future net cash flow of:

2007	Proved
	Developed			Total
	Producing	Non producing	Undeveloped	Proved
Net remaining reserves
Oil (stock tank barrels)	-	-	-	-
Gas (mcf)	461,620	485,980	1,216,020	2,163,620

Income	$2,894,370	3,047,070	7,624,480	$13,565,920
Future net cash flow	$1,517,690	$2,036,310	$2,627,500	$6,181,500
Future net cash flow discounted at 10 percent	$984,230	$1,419,580	$929,930	$3,333,740

Undeveloped property, Cherokee basin

Jake battery Jake is a twelve well battery. It is located three miles east of Lancaster and is the easternmost battery in the project area. The original drilled well is venting at 1 MCFD. Eleven wells were drilled in 2007. All wells are shut in awaiting completion and pipeline connection.

Osawatomie battery Osawatomie is a four well battery drilled on 80 acre spacing by Evergreen approximately five miles southwest of Lancaster. It is currently venting gas at the rate of approximately 2 Mcfgpd.

Beagle battery Beagle is a three well battery approximately four miles southwest of Osawatomie battery. Two of the three wells were drilled by
Heartland as 80 acre offsets to the original Evergreen well. In aggregate, Beagle is currently venting gas at rates of approximately 14 Mcfgpd.

Undeveloped Property, Forest City Basin

Northern acreage As of December 31, 2007, we had a total of 616,216 acres of undeveloped land under lease in northern Kansas. Based on evaluation work done during 2006, CBM production from the Forest City basin acreage has been deemed uneconomic, although we retain valid leases on a substantial acreage position which expire between 2007 and 2012. We have identified areas for prospective, longer-term conventional oil and gas exploration and development. In late 2007, Heartland sold in multiple agreements approximately 17,400 acres for $174,000 and retained a 3.125% ORRI.

Developed property, Texas Properties

Our current focus in Texas is on further developing an approximately 700 acre leasehold position located in Palo Pinto County. We currently have a total of twelve (12) wells drilled on this property with eight (8) wells producing gas.

Our Jack County property consists of approximately 3,000 acres of property with approximately thirty-six (36) oil and gas leases thereon. We currently have a total of sixty-five (65) wells drilled on this property with nineteen (19) wells producing oil and gas.

We retained EvanTech, Inc. ("EvanTech") to perform an external reserve report of our Palo Pinto and Jack County leases. As of December 31, 2007,
EvanTech estimated we had net reserves and discounted future net cash flow of:

2007	Proved
	Developed			Total
	Producing	Non producing	Undeveloped	Proved
Net remaining reserves
Oil (stock tank barrels)	3,002	-	-	3,002
Gas (mcf)	247,484	-	-	247,484

Income	$2,747,817			$2,747,817
Future net cash flow	$1,285,291	$-	$-	$1,285,291
Future net cash flow discounted at 10 percent	$1,021,907	$-	$-	$1,021,907

Executive and Field Offices.

On September 30, 2007, we completed the move of our executive offices to 12603 Southwest Freeway, Suite 420, Stafford, Texas 77477. We
occupied a portion of the office space leased by our majority shareholder and parent company, Universal Property Development and Acquisition
Corporation ("UPDA"). We did not pay rent to UPDA. In March 2008 we closed the Stafford office and moved all functions to Jacksboro Texas.

On December 14, 2007, UPDA entered into a Lease Termination Agreement (the "Agreement") with R. M. Crowe Property Management, LP (the
"Landlord") to terminate of the lease on the office space located in Suite 285 of 12603 Southwest Freeway Building, Stafford, Texas 77477. On that same day, we entered into an Office Lease (the "Lease") with the same Landlord on new office space in the same building. The new Lease is for space in the building consisting of approximately 4,744 rentable square feet, commonly referred to as Suite 420. The Lease has a term of fifty-eight months, beginning on January 1, 2008. The base rent under the Lease, on an annual and per rental square basis, is set forth below:

	Annual Rental Rate
	Per Rentable Square	Applicable
Time Period	Foot	Monthly Rent
Month 1-2	$17	$6,721
Month 3-22	$18	$7,116
Month 23-58	$19	$7,511

We have subsequently abandoned the Stafford office and are actively looking to sublease the property.

We also lease a field office located at 1610 Industrial Drive, Paola, Kansas. The office is approximately 2,500 square feet in size and was leased until
July 31, 2007 at an annual rate of $11,705.

Our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

Item 3.	Related Party Notes Receivable

Note Receivable Catlin

Note Receivable Catlin consists of a promissory note, dated August 1, 2007, received by the Company from Catlin Oil & Gas, Inc. ("Catlin"), a subsidiary of UPDA, in exchange for the Company issuing shares of its common stock in connection with the acquisition by UPDA of certain assets.
The value of the shares of common stock so issued by us was valued at $400,000. This unsecured Note Receivable Catlin bears interest at 5% per annum, with principal and interest receivable in full by or before August 1, 2010. The notes receivable balance of $408,329 at December 31, 2007 includes accrued interest income earned of $8,329 to that date.

Item 4.	Legal Proceedings

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

On March 27, 2008, a former employee filed a petition against Heartland Oil & Gas Corporation, a wholly owned subsidiary of the Company, alleging that it had breached its employment contract with him.  In addition to attorneys’ fees, the former employee is seeking $99,650, which is derived from the remainder of his base salary, his annual cash bonus and his out of pocket expenses.  Heartland believes the suit is without merit and intends to vigorously defend itself.  Toward that end, the Company filed an answer denying the allegations asserted in the suit.  As of April 9, 2008, there have been no material developments in this case.

Beginning March 31, 2008, a three day court trial was conducted relative to the Kansas litigation regarding the action filed by plaintiffs seeking to evict the Company from the land on which its compressor is located in Kansas. During the trial, the Court reviewed evidence and heard testimony from various witnesses and made rulings on several legal issues. At the conclusion of the trial, the Court directed counsel for each of the parties to submit proposed findings of fact and conclusions of law by or before April 23, 2008, after which time the Court will enter its final decision on the case.

Item 5.	Submissions of Matters to a Vote of Security Holders.

On July 25, 2007, a 1-for-10 reverse stock split of the Company’s outstanding common stock (the "2007 Reverse Split") became effective. All common stock numbers set forth in this document have been adjusted for the 2007 Reverse Split. The 2007 Reverse Split was approved by the consent of the holders of a majority of the Company’s outstanding voting capital stock at the time.

Part II

Item 6.	Market for Common Equity and Related Stockholder Matters.

The principal U.S. market in which our common shares (all of which are one class, $.001 par value) are traded is the over-the-counter bulletin board.
Our common stock trades under the symbol "HTOG.OB".  The over-the-counter market quotations shown below reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions. The following table shows the low and the high closing trading prices during the 2007 and 2006 fiscal years, and for the interim period ended March 31, 2008. The share prices shown below have been adjusted for the 1-for-10 reverse stock split on July 25, 2007.

	Low	High

January 1, 2006 - March 31, 2006	$1.80	$4.40
April 1, 2006 - June 30, 2006	$1.20	$2.90
July 1, 2006 - September 30, 2006	$0.60	$1.60
October 1, 2006 - December 31, 2006	$0.20	$0.90

January 1, 2007 - March 31, 2007	$0.20	$1.20
April 1, 2007 - June 30, 2007	$0.80	$1.90
July 1, 2007 - September 30, 2007	$0.49	$1.70
October 1, 2007 - December 31, 2007	$0.33	$0.68

January 1, 2008 - March 31, 2008	$0.04	$0.35

Registrant’s common stock is also traded on the Frankfurt and Hamburg, Germany exchanges.

The transfer agent for our common stock is Integrity Stock transfer located at 3027 E. Sunset Road - Suite 103 Las Vegas, NV 89120, Telephone:
(702) 317-7757; Facsimile: (702) 796-5650.

On March 31, 2008, the shareholders’ list of common shares outstanding showed that the company currently has 110 registered shareholders and
42,207,720 shares outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans.

As at December 31, 2007, we have five compensation plans in place, entitled 2001 Officer, Director, Employee, Consultant and Advisor Stock
Compensation Plan, 2002 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan, Additional 2002 Officer, Director,
Employee, Consultant and Advisor Stock Compensation Plan, 2004 Stock Option Plan and the 2005 Stock Option Plan, as amended. These plans have not been approved by our security holders.

Number of Securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for further issuance
308,500(1)	$3.80	91,500

(1)	Total number of options granted pursuant to all of our compensation plans as of December 31, 2007.

Reverse Stock Split

On July 25, 2007, the Company’s previously announced 1-for-10 reverse stock split became effective. All share numbers presented in this report have been adjusted to reflect the July 25, 2007 reverse stock split.

Acquisition of Our Common Stock by UPDA

Pursuant to the terms of a Stock Purchase Agreement dated April 19, 2007, by and between the Company and UPDA, a Nevada corporation, UPDA agreed to purchase a total of 5,063,176 shares (the "Shares") of our common stock in a private transaction with the Company for an aggregate purchase price of $1,000,000 in cash (the "Stock Sale"). The Stock Sale closed on April 20, 2007 (the "Closing Date"), through the payment by
UPDA of the aggregate purchase price and the transfer of the Shares by us to UPDA.

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

Unregistered Sales of Equity Securities and Use of Proceeds.

On July 31, 2007, the Company and Five Star, the holder of an aggregate of $1,729,000 of our outstanding Notes, agreed to amend the conversion terms of those Notes. Pursuant to the terms and conditions agreed to by the parties, the Company agreed to allow for the conversion of the Notes into shares of the Company’s common stock at their stated rate of $0.04 per common share. As a condition to this agreement, Five Star agreed that it could not thereafter demand payment of the principal amount of the Notes in cash and agreed to not hold at any time more than 9.9% of the outstanding common stock of the Company. Furthermore, Five Star agreed to invest a minimum of $2,500,000 in the Company through the acquisition of additional shares of the Company’s common stock from the Company at prices equal to the closing price of the Company’s common stock on the day prior to purchase, or $.85 per share, whichever amount is greater. Five Star agreed to forego the repayment of the Notes in cash and to invest the additional $2,500,000 in exchange for the Company’s agreement to maintain the $.04 per share conversion price of the Notes after the effective date of the 1 for 10 July 25, 2007 reverse stock split. As a result, the Notes held by Five Star remained convertible into 43,225,000 of our common stock after the effective date of the 1 for 10 July 25, 2007 reverse stock split. Five Star agreed to make this additional investment in the
Company by or before December 31, 2007. Five Star has not as yet invested any of the $2,500,000 it is required to invest per the amended terms of the Notes.

On September 26, 2007, the Company and UPDA agreed to revise the terms of the Notes held by UPDA.  Pursuant to the revised terms, UPDA agreed to convert the entire $4,756,000 face amount of Notes held by them into 4,756,000 shares of our newly created Series B Convertible Preferred
Stock.

The above transactions are recordable as conversions of debt instruments into equity instruments in accordance with EITF No. 06-6, entitled
"Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments." The difference in shares received as consideration versus the pre-split share amounts (for Five Star: 43,225,000 shares versus 4,322,500 shares, and for UPDA: 118,900,000 versus 11,890,000 shares of common stock, assuming full conversion of UPDA’s preferred shares) multiplied by the July 25, 2007 post-split value of $1.40 per share amounts to
$204,277,500 (Five Star: $54,463,500; and UPDA: $148,814,000). Under EITF 06-6 this amount would normally be required to be recorded in the
Company’s Financial Statements as a charge in the Statement of Operations as interest expense, with a corresponding credit to additional paid-in capital. However, EITF No. 98-5, entitled "Accounting for Convertible Securities with Beneficial Conversion Feature or Contingently Adjustable
Conversion Rations," further limits the amount to be recorded to the consideration received by the Company. Five Star purchased its $1,729,000 convertible notes directly from SDS and Bay Star. The Company received no fresh cash proceeds from the transfer of these Notes from SDS and Bay
Star to Five Star. The Company also received no fresh cash proceeds from the transfer of $4,756,000 of Company’s Convertible Notes from SDS and
Bay Star to UPDA.

Accordingly, since the Company received no fresh proceeds from either Five Star or UPDA from the transfer of Notes to these entities, the Company has no amounts to be recorded for interest expense and a corresponding credit to additional paid-in capital related to these transactions.

During the year ended December 31, 2007, Five Star presented $1,729,000 in face amount of Notes to the Company for conversion into 43,225,000 shares of common stock. Pursuant to the terms of the agreement described above, the Company issued 7,500,000 shares of its common stock to Five
Star as of September 30, 2007. The Company issued an additional 9,025,000 shares of its common stock to Five Star in October 2007, and 2,500,000 shares of its common stock in December 17, 2007 with the remaining 24,200,000 shares to be issued in the future. The shares of common stock issued to Five Star are restricted shares and were issued in a transaction exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) thereof and Rule 506 of Regulation D there under. The shares issued to Five Star are subject to Rule 144 under the Securities Act and therefore generally cannot be resold for a period of twelve months from the date of issuance. However, the outstanding Notes of the Company converted by Five Star have been fully paid and outstanding for a period in excess of two years from the date of their issuance by the Company. No additional consideration is payable upon the conversion of the Notes to shares of our common stock. While the shares of common stock to be issued upon conversion of the Notes are restricted shares, the holders of the shares issued upon conversion may request the removal of any restrictive legends that would be attached thereto in accordance with the provisions of Rule 144(k) under the Securities Act of 1933, as amended. The removal of any restrictive legends from the shares of common stock issued on conversion of the Notes will be dictated by the provisions of Rule 144(k).

Designation and Issuance of Our Series B Convertible Preferred Shares

As described above, on September 26, 2007, the Company and UPDA agreed to revise the terms of the Notes held by UPDA. Pursuant to the revised terms, UPDA agreed to convert the entire $4,756,000 face amount of the Notes held by them into 4,756,000 shares of our newly created Series B
Convertible Preferred stock. Therefore, the conversion rate of the Notes converted by UPDA was one share of Series B preferred stock for each one dollar of Notes converted. The 4,756,000 shares of Series B Convertible Preferred Stock were issued to UPDA on September 30, 2007 and all of the
Notes held by UPDA were surrendered to the Company for cancellation. The shares of Series B Convertible Preferred Stock held by UPDA are convertible into 118,900,000 shares of the Company’s common stock and UPDA has the right to vote the shares of Series B Preferred stock on an "as converted" basis in any matters for which the holders of our common stock are entitled to vote.

Pursuant to the Certificate of Designations, Preferences and Rights for Series B Convertible Preferred Stock filed by the Company, the Company authorized 5,000,000 shares of Series B Convertible Preferred Stock, par value $0.001 per share, for issuance. Each share of the Series B Convertible
Preferred Stock is convertible into twenty-five (25) shares of the Company’s common stock. Each share of the Series B Convertible Preferred Stock has a liquidation preference over our common stock up to a maximum of one (1) dollar per preferred share. The shares of Series B Convertible
Preferred Stock have the right to vote on an "as converted" basis in any matters for which the holders of our common stock are entitled to vote.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to; those discussed below and elsewhere in this annual report, particularly in the section entitled "Risks Related To Our Business."

Overview and Outlook

Heartland Oil and Gas Corp. is engaged in the exploration, development, production and sales of coal bed methane from its approximately 645,000 acre eastern Kansas leasehold position. The acreage is located in two areas in northeast Kansas, primarily in Linn and Miami Counties, located on the northern edge of the Cherokee basin, and the Forest City basin.

Notable Items in 2007:

•	Completed and turned to sales 7 wells in the Lancaster battery in November and December 2007.
•	Drilled 21 wells in second half of 2007. 10 wells in Lancaster and 11 in Jake.

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

We project that our capital program for the next year will allow us to create value by drilling 100 wells and installing 14.5 miles of transportation lines and associated facilities necessary to support the drilling program and to hook up currently stranded gas, compared to the 2007 program in which we drilled 21 wells. We have currently secured the necessary pipeline rights of way to achieve this program. Successes may also encourage the initiation of additional discretionary projects.

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

Development Activity

Cherokee basin

Lancaster battery The Lancaster battery includes 25 producing wells, one shut in well awaiting connection, one disposal well, and associated production and water disposal facilities. The wells are drilled on 40 and 80 acre spacing. With the completion of the 5.5 mile gas gathering and processing plant in late 2006, we established production, proved reserves, and cash flow from our Lancaster battery. Lancaster is currently producing 500 Mcfgpd. Currently sales is approximately 380 Mcfgpd net of fuel gas, shrinkage, and carbon dioxide extraction.

The table below summarizes the well history at Lancaster:

	Operator
		Evergreen
Lancaster Activity	Heartland	Resources	Total
Drilled	17	9	26
Completed	19	6	25
Recompleted	6	3	9

Beagle, Jake and Osawatomie batteries We are currently venting approximately 17 gross Mcfgpd from three other multi-well production batteries on the Cherokee basin. Including Lancaster, each battery is separated by approximately three miles, and thus defines a potential project covering at least
12 miles along the Cherokee basin. In August 2005 we drilled and completed two wells at Beagle and one well at Jake. In the second half of 2007 we have drilled 11 more wells in the Jake battery. We intend to put these fourteen wells, along with five wells originally drilled and completed by
Evergreen Resources (one at Beagle and four at Osawatomie) into production if we are able to access financing necessary to do so.

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

See Item 1 Description of Business for more information on Development Activity.

Results of Operations

The following overview provides a summary of key information concerning our financial results for 2007 and 2006:

Revenue and operating expense

In 2006 we initiated our first gas sales from 16 wells in the Lancaster area. We had no revenue, production tax, or lease operating expense prior to
February 2006. During the year ended December 31, 2007, we sold $1,010,376 of natural gas and earned $18,296 in gas gathering fees. Production tax for the same period was $43,986. The total volume for the year was 111,686 mcf at an average price of $7.18. Lease operating and workover expense for the producing wells was $420,738 and operating expense for the gas gathering system was $160,497.

Impairment of oil and gas property

	2007	2006
Revenue	$1,028,672	$399,342

Production tax	43,986	31,347
Lease operating expense	581,235	426,525
Exploration Expense, expired leases	1,164,378	151,164
Depreciation, depletion and accretion	624,247	385,261
Impairment of oil and gas property	4,059,346	442,287
Share based compensation	48,808	394,986
General and administrative:
Salary and consulting fees	698,668	719,730
Legal and accounting fees	326,418	224,405
Other	256,058	399,361

Operating Loss	(6,774,472)	(2,775,724)
Extraordinary gain on exchange of preferred stock for convertible notes	-	1,299,958
Stock-based facilitation fees	(895,620)	-
Loss on disposal of fixed assets	(2,742)	-
Gain on sale of leases	164,940	-
Interest expense	(6,392,068)	-
Interest income	23,055	19,796

Net (Loss)	$(13,876,907)	$(1,455,970)

We apply a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a 10%
discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. With the ceiling test at
December 31, 2007, we computed a charge against our oil and gas property of $4,059,346. With the ceiling test at December 31, 2006, we computed a charge against our oil and gas property of $442,287.

For the year ended December 31, 2007, we incurred $1,164,378 in exploration expense for leases expiring in the southern Cherokee basin area. For the year ended December 31, 2006, we incurred $151,164 in exploration expense for lease expiring.

Other Expense

Other general and administrative expense for 2007 and 2006 was $256,058 and $399,361, respectively, a decrease of $143,303, or 36%. This decrease was due in part to lower office expense for the Vancouver office and the Kansas field office.

Legal and accounting fees were $326,418 and $224,405 for 2007 and 2006, respectively. The increase of $102,013 was primarily attributed to an increase of legal costs associated with the transfer of Catlin’s assets to the Company.

Share based compensation was $48,808 and $394,986 for 2007 and 2006, respectively. The decrease of $346,178 occurred because less shares were issued in 2007 and due to a reduced staff.

Depreciation, depletion and accretion expense for 2007 and 2006 was $624,247 and $385,261, respectively, an increase of $238,986. Accretion expense was $35,461 for 2007 compared to $18,826 for 2006. The increase of $16,635 was a result of the acquisition of Jack and Palo Pinto leases and increased production from our leases. Impairment expense for 2007 and 2006 was $4,059,346 and $442,287, respectively, an increase of
$3,617,059 due to the fact that the Company did not have a reserve valuation completed on its behind the pipe reserves on its Texas properties, thereby inflating impairment expense.

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

Operation Plan

Assuming additional financing and the repayment or restructuring of our debt, for the next 12 months, we plan to sell gas from Lancaster, and seek financing necessary to initiate drilling operations and hook up currently venting wells at Jake, Beagle, and Osawatomie. Based on geological mapping, pipelines, and leasehold position, we have defined a 100 well drilling program on our acreage and have obtained substantially all of the pipeline right of ways required to build the gathering system to tie in both the 100 well programs and the currently venting gas to existing sales lines and processing facilities.

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

During the year ended December 31, 2007, we spent $2,320,359 on exploration and acquisition of our oil and gas property. $2,312,805 was acquisition cost for proved properties in Jack and Palo Pinto Counties and $7,554 was exploration and development cost. During the year ended
December 31, 2007, the Company acquired certain Oil and Gas property assets transferred from Catlin Oil and Gas, Inc. with historical costs basis for financial statement reporting purposes of $6,794,723. We also spent $41,629 on pipeline and processing facilities. During the year ended
December 31, 2006 we spent $322,058 on exploration and acquisition of our oil and gas property. $63,732 was acquisition cost and $258,326 was exploration cost. We also spent $316,595 on pipeline and processing facilities.

We require additional funds to implement our growth strategy in our gas exploration operations and to continue operation. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We may not be able to obtain such funds. If we are not able to raise these funds within the next 90 days, we will have to significantly reduce the scope of our operations or cease operations entirely. This would result in substantial losses for our investors. As of December 31, 2007, we had negative working capital.

We may not be able to raise adequate capital. Should we not be able to do so within the next 90 days, we will have to significantly reduce the scope of our operations or cease operations entirely.

We have no significant off-balance sheet arrangements.

Critical Accounting Estimates

We are engaged in the exploration, development, acquisition and production of oil and gas. Our discussion of financial condition and results of operation is based upon the information reported in our financial statements. The preparation of these financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expense at the date of our financial statements. We base our decisions affecting the estimates we use on historical experience and various other sources that we believe are reasonable under the circumstances. Actual results may differ from the estimates we calculate due to changing business conditions or unexpected circumstances. Through
December 31, 2007, we were a development stage company as defined by Statement 7, Accounting and Reporting by Development Stage Enterprises.
We report our significant accounting policies in Note 2 of our financial statements in this report.

Proved oil and gas reserves

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

Full Cost Method Of Accounting

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

Using the full cost method, we capitalize to the full cost pool all cost incurred with acquisition, exploration and development of oil and gas reserves, including cost such as leasehold acquisition cost, geological expenditures, tangible and intangible development cost including direct internal cost..
Beginning in 2006, as we earned revenue, we have depleted our capitalized oil and gas property cost, using the units-of-production method based on estimates of proved reserves. The capitalized cost included in the full cost pool is subject to a "ceiling test", which limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions.
The ceiling test calculation is dependent on the estimates used in the calculation of our proved reserves. As of December 31, 2007, a portion of our oil and gas property was unproved and was excluded from amortization. In 2007 and 2006 we recorded impairment charges of $4,059,346 and
$442,287 respectively.

At December 31, 2007 and 2006, we concluded that none of our unproved gas property was impaired. This presumes that we will be able to recover the cost of such property from discovery of gas in commercial quantities on the property. If our evaluations of the property are not borne out by future discoveries and production, our estimates that we will be able to recover the cost of the property will have been inaccurate. In that regard, the
Company has identified undeveloped leases it holds the right to with an aggregate cost of approximately $430,000 that are to expire during the first quarter of 2008 for which the Company has not devoted substantive costs to develop and therefore are planned to be expensed during that quarter.

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

Item 8.	Financial Statements and Supplementary Data.

The information required by this item begins at Page F-1.

Item 8A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2007 covered by this
Annual Report on Form 10-KSB. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e)
under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and acting Chief Financial Officer does not relate to reporting periods after December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and
15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in  Internal Control-Integrated Framework  issued by the
Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007 under the criteria set forth in the in Internal Control-Integrated
Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely
basis.   Management has determined that material weaknesses exist due to a lack of segregation of duties, resulting from the Company’s limited resources.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-KSB.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Our external auditors, KBL, LLP, have not issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, as it is not yet required since the Company has less than $75 million in "public float."

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

On March 16, 2007, the Board of Directors of Heartland Oil & Gas, Co. approved the engagement of KBL, LLP located in New York, New York to audit Heartland’s financial statements for the year ended December 31, 2006 and December 31, 2007. KBL has not provided any prior services to
Heartland.

Item 9A.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

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

Name	Position Held with the Company	Age	Date First Elected or Appointed

Kamal Abdallah	Interim CEO and Pres., Chairman and Director	43	May 13, 2007
Christopher J. McCauley	Director and Secretary	47	July 27, 2007
Steven A. Fall	Ex-CEO, President and Director, Resigned February 1, 2008	58	July 2, 2007
Said Abdallah	Ex-Chief Operating Officer, Resigned February 1, 2008	52	May 13, 2007
Philip S. Winner	Ex-President and Director, Resigned July 27, 2007	51	January 1, 2006
Robert L. Poley	Ex-Chief Financial Officer and Director, Resigned April 23, 2007	63	January 1, 2006
Donald Sharpe	Ex-Director, Resigned March 27, 2007	49	September 18, 2002
John Martin	Ex-Director, Resigned April 23, 2007	50	May 2, 2005
Todd Mackintosh	Ex-Director, Resigned April 23, 2007	48	January 1, 2006

Business Experience

The following summarizes the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Kamal Abdallah - Interim Chief Executive Officer and President, Chairman and Director

Mr. Abdallah was appointed a Chairman of the Company on July 27, 2007. Mr. Abdallah, 43, has over fifteen years experience in commercial real estate investment and development. From March 2005 to the present, Mr. Abdallah has been the CEO, President and a member of the board of directors of UPDA, a publicly traded Nevada corporation. From 2000 to 2005, Mr. Abdallah was self-employed as a real estate development entrepreneur where he developed a very successful real estate investment business concentrated in the structuring and financing of a variety of real property transactions. Mr. Abdallah is also a member of the Board of Directors of Continental Fuels, Inc., a publicly traded Nevada corporation.
Mr. Abdallah attended Oakland Community College and Oakland University in Michigan where he focused his studies in the area of accounting and finance.

Christopher J. McCauley - Director and Secretary

Mr. McCauley was appointed a Secretary on July 27, 2007. Mr. McCauley, 47, has over twenty years experience in the areas of real estate and commercial law and over 8 years experience in oil and gas acquisitions and operations. From July 2005 to the present, Mr. McCauley has been the
Vice-President and a member of the board of directors of UPDA, a publicly traded Nevada corporation. Mr. McCauley is also a member of the Board of Directors of Continental Fuels, Inc., a publicly traded Nevada corporation. From 1990 to July 2005, Mr. McCauley was in private practice in the state of Ohio as a sole practitioner. Mr. McCauley now devotes all of his professional efforts to the growth and management of UPDA and its subsidiaries. In 1982, Mr. McCauley graduated from The Ohio State University and in 1986 Mr. McCauley received his J.D. degree from Cleveland-
Marshall College of Law.

Steven A. Fall - Ex-Chief Executive Officer, President and Director

Mr. Fall, 58, served as our CEO and President from July 2, 2007 to February 1, 2008. On February 1, 2008, Mr. Fall resigned from our board of directors. Mr. Fall started his professional career with Exxon Company, U.S.A. exploring regional trends along the Gulf onshore and working on special projects for Columbia Gas Development Company.  After moving to Corpus Christi with Texas Oil and Gas, Mr. Fall worked for several independent E&P companies before returning to Houston in 1991.  He became the Houston District Manager for the divestment advisory company
EBCO, and consulted with such companies as Exxon, Marathon, Texaco, Pennzoil, Chevron, and Phillips Petroleum to name a few.  Mr. Fall subsequently worked for Wellspring Partners LLC, consulting with Merit Energy, Bass Enterprises, Mueller Engineering, and Hilcorp.  Mr. Fall
received his Bachelor of Science and Master of Science degrees in Geology from Texas A&M University.  He is a 35-year member of AAPG
(American Association of Petroleum Geologists) and a Certified Petroleum Geologist with the Division of Professional Affairs of AAPG.

Said Abdallah - Ex-Chief Operating Officer

Mr. Abdallah, 52, served as our Chief Operating Office from July 2, 2007 to February 1, 2008. On February 1, 2008, Mr. Abdallah resigned from our board of directors. He has over twenty years experience as an electrical engineer and as a contractor in the oil and gas drilling, operation, and maintenance industry. Mr. Abdallah has also directed the Company’s recent well drilling activities on its coalbed methane (CBM) properties on the
Bourbon Arch acreage in northeast Kansas. Mr. Abdallah attended Youngstown State University in Youngstown, Ohio.

Philip S. Winner - Ex-President and Director

Mr. Winner served as our President and a director from January 1, 2006 to July 27, 2007. He served as our Chief Operating Officer from August
2004 to December 2005. From 2002 to 2004, he was employed as Senior Vice President, Business Development, at Infinity Energy Resources, Inc.
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

Robert Poley - Ex-Chief Financial Officer and Director

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

Donald Sharpe - Ex-Director

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

John Martin - Ex-Director

Mr. Martin was appointed a director in May 2005 and resigned his position on April 23, 2007. Mr. Martin has served as the Managing Director of
CMI, Credit Markets Investments Ltd. (Geneva), an investment company, since 2001. Previously, Mr. Martin was the senior VP and head of Capital
Markets for Bank of Tokyo Mitsubishi AG (Switzerland) from 1990 to 2000.

Todd Mackintosh - Ex-Director

Mr. Mackintosh, an attorney, was appointed a director on January 1, 2006 and resigned his position on April 23, 2007. Mr. Mackintosh has practiced law since 1989, with a focus on business law and litigation. For the last five years, Mr. Mackintosh has had a solo practice involving general civil litigation and business law. He graduated from the University of Denver School of Law.

In August 2007, Christopher J. McCauley was suspended indefinitely from the practice of law in the State of Ohio as a result of a disciplinary action brought by Office of Disciplinary Counsel in the Ohio Supreme Court. The action was based upon allegations of commingling of client funds and possible misuse of such funds. Mr. McCauley accepted full responsibility for the actions of his employees, voluntarily stipulated to the suspension imposed in such action and fully reimbursed all claimants for any funds alleged to have been commingled or misused.

Other than as described above, none of our directors, executive officers, promoters or control persons has, within the last five years: (i) had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) been convicted in a criminal proceeding or is currently subject to a pending criminal proceeding
(excluding traffic violations or similar misdemeanours); (iii) been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (iv) been found by a court of competent jurisdiction (in a civil action), the Securities and
Exchange Commission (the "SEC") or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated. There are no family relationships among any of our directors and executive officers.

Audit Committee Financial Expert

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted given the early stages of our development and our lack of financial resources.

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

Our Code of Business Conduct and Ethics as filed with the Securities and Exchange Commission is incorporated herein by reference as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Heartland Oil and Gas Corp., P.O. Box 277, Jacksboro, TX 76458.

Item 11.	Executive Compensation.

Particulars of compensation awarded to, earned by or paid to; (i) our chief executive officer; (ii) each of our most highly compensated executive officers who were serving as executive officers at the end of the most recently completed fiscal year and (ii) any additional individuals for whom disclosure would have been provided for the fact that the individual was not serving as an executive officer of our company at the end of the most recently completed fiscal year (collectively, the "Named Executive Officers"), are set out in the summary compensation table below.

SUMMARY COMPENSATION TABLE
		Annual Compensation						Long Term Compensation (1)
								Awards			Payouts
Name and Principal Position		Salary		Bonus		Other		Securities		Restricted	LTIP	All
		(US$)		(US$)		Annual		Underlying		Shares or	Payouts	Other
						Compensation		Options/		Restricted	(US$)	Compensation
						(US$) (1)		SARs		Share
	Year							Granted		Units
Kamal Abdallah	2007	$-		$-	(2)	-		-		-	-	-
Interim CEO and Pres., Chairman and Director	2006	$-		$-		-		-		-	-	-
	2005	$-		-		-		-		-	-	-

Steven Fall	2007	$60,000		$3,886	(3)	-		-		-	-	-
Ex-CEO and President Director, Resigned February 1, 2008	2006	$-		$-		-		-		-	-	-
	2005	$-		-		-		-		-	-	-

Said Abdallah	2007	$75,000		$4,685	(4)	-		-		-	-	-
Ex-Chief Operating Officer, Resigned February 1, 2008	2006	$-		$-		-		-		-	-	-
	2005	$-		-		-		-		-	-	-

Philip Winner	2007	$109,293		$-	(5)	-		-		-	-	-
President(2)	2006	$180,000		$10,000		-		-		-	-	-
	2005	$162,231		-		-		500,000		-	-	-

Richard Coglon	2007	$-	(6)	$-	(6)	$-	(6)	-	(6)	-	-	-
Former President(3)	2006	$-	(6)	$-	(6)	$-	(6)	-	(6)	-	-	-
	2005	$187,827	(6)	$25,000	(6)	$75,000	(6)	750,000	(6)	-	-	-

Charles Willard	2007	$-	(4)	$-	(7)	$-	(4)	-	(4)	-	-	-
Ex -Chief Operating Officer(7)	2006	$137,302		$7,500		-		-		-	-	-
	2005	$103,971		-		-		500,000		-	-	-

(1)

The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $10,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2)	Mr. Kamal Abdallah was appointed as Chairman of the Company on July 27, 2007. He is also serving as Interim Chief Executive Officer. Mr. Abdallah does not receive compensation from the Company.
(3)	Mr. Fall was CEO and President from July 2, 2007 to February 1, 2008. During the year ended December 31, 2007 Mr. Fall received $10,000 per month annual salary.
(4)	Mr. Said Abdallah was the Chief Operating Office from July 2, 2007 to February 1, 2008. During the year ended December 31, 2007 Mr. Abdallah received $12,500 per month annual salary.
(5)

Mr. Winner resigned his position on the board of directors on July 27, 2007. He was appointed President on January 1, 2006. During the year ended December 31, 2005, Mr. Winner served as a consultant from January 1 to March 31, 2005 and as Chief Operating Officer from April 1, 2005 to December 31, 2005.

(6)

Mr. Coglon served as our President from September 18, 2002 to December 31, 2005. During the year ended December 31, 2005 Mr. Coglon received $9,860 per month until February 28, 2005 and $16,667 per month for the period from March 1, 2005 to December 31, 2005 for providing management services. In addition, on December 31, Mr. Coglon was paid $75,000 for his severance package. In addition he was paid a bonus of $25,000 for the hook-up of the Lancaster pilot.

(7)

Mr. Willard was appointed Chief Operating Officer on January 1, 2006. During the year ended December 31, 2005, Mr. Willard served as the Vice President of Operations from February 1, 2005 to December 31, 2005. Mr. Willard resigned his position effective December 12, 2006.

On April 17, 2007, our board of directors authorized the issuance 130,000 options to be granted to certain then board members and certain key employees. The options have an exercise price of $1.40 and a three-year term. The options were fully vested upon issuance. Mr. Winner was granted
50,000 options and Mr. Poley, Mr. Mackintosh and Mr. Martin were granted 16,667, 16,667, and 16,666 respectively. The remaining 30,000 options were granted to certain key employees.

The following table sets forth for each Named Executive Officer certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2007.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

	Shares
	Acquired
	on	Aggregate	Number of Securities Underlying		Value of Unexercised In-the-
	Exercise	Value	Unexercised Options at FY End (#)		Money Options at FY End
Name	(#)	Realized	Exercisable / Unexercisable		($) Exercisable / Unexercisable(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Philip Winner	0	0	120,000	0	$0	$0
Donald Sharpe	0	0	25,000	0	$0	$0
Rob Poley	0	0	16,667	0	$0	$0

(1)

The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2007 ($.35 per share on NASD OTCBB) and the exercise price of the individual’s options.

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

The following table sets forth, as of March 31, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of	Percentage of Class
	Beneficial Ownership	(1)
Kamal Abdallah (4) - Chairman, President & Interim CEO	860,000	2.0%
8 Links Green,
San Antonio, Texas 78257

UPDA, Corp. (2)
14255 U.S. Highway 1, Suite 209
Juno Beach, FL 33408	123,996,509	74.6%

Five Star Partners (3)
D -21 Questa Verde Christiansted,
St.Croix 00820	43,225,000	80.2%

Directors and Executive Officers as a Group	860,000.00	2.0%

25

(1)

Based on 42,407,720 shares of common stock issued and outstanding as of March 31, 2008. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)

Universal Property Development and Acquisition Corporation ("UPDA") currently owns 4,756,000 shares of the Company’s Series B Convertible Preferred Stock which are currently convertible into 118,900,000 shares of our common stock and UPDA has the right to vote the shares of Preferred Stock on an "as converted" basis in any matters for which the holders of the common stock are entitled to vote. UPDA also owns 5,063,176 shares of our common stock. Therefore, UPDA has the power to control the vote of approximately 75% of our voting capital stock. UPDA has its principal executive offices at 14255 U.S. Highway 1, Suite 209, Juno Beach, Florida 33408.

(3)

Five Star Partners presented $1,729,000 in face amount of the Company’s convertible promissory notes for conversion into 43,225,000 shares of our common stock during the year ended December 31, 2007. The Company had issued an aggregate of 19,025,000 shares of its common stock to Five Star as of December 31, 2007. As of March 31, 2008, Five Star owned 31,525,000 shares of our Common Stock and had the right to receive an additional 11,700,000 shares of our Common Stock under the conversion provisions of its Notes surrendered to the Company. Therefore, as of March 31, 2008, Five Star beneficially owned 80%, of our Common Stock. Five Star has its principal executive offices at 100 North Central Expressway, Suite 1205 Richardson TX, 75080-5329. Because the shares of Series B Convertible Preferred Stock owned by UPDA have the right to vote on an “as converted” the equivalent of 118,900,000 shares of common stock, in all matters for which common stockholders have the power to vote, Five Star effectively beneficially owns 24.9% of the voting capital of the Company.

(4)

As of December 31, 2007, the Company borrowed $215,000 on a note bearing 8% interest, payable to Kamal Abdallah, President of UPDA. At December 31, 2007, the note has an outstanding balance payable on demand, including accrued interest of $5,793. Mr. Abdallah has the option to convert amounts due under the notes into common stock of the Company at rate of $0.25 per share or 860,000 common shares. At March 31, 2008, Mr. Abdallah also owns approx 14% of outstanding common shares of UPDA. Mr. Abdallah’s address is 8 Links Green, San Antonio, Texas 78257.

Equity Compensation Plan Information

At December 31, 2007 we had four incentive compensation plans in place, entitled 2001 Officer, Director, Employee, Consultant and Advisor Stock
Compensation Plan, 2002 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan, the Additional 2002 Officer, Director,
Employee, Consultant and Advisor Stock Compensation Plan and the 2005 Stock Option Plan. These plans have not been approved by our security holders.

Number of Securities to be		Number of securities
issued upon exercise of	Weighted-Average exercise	remaining available for
outstanding options	price of outstanding options	further issuance
308,500(1)	$3.80	91,500

(1)	Total number of options granted pursuant to all five of our compensation plans as of December 31, 2007.

Changes in Control

Under the terms of a Stock Purchase Agreement dated April 19, 2007, by and between the Company and UPDA, UPDA agreed to purchase a total of
5,063,176 shares (the "Shares") of the common stock of the Company in a private transaction with the Company for an aggregate purchase price of
$1,000,000 in cash (the "Stock Sale"). The Stock Sale closed on April 20, 2007, through the payment by UPDA of the aggregate purchase price and the transfer of the Shares by the Company to UPDA. On that date, the Company had 4,673,701 shares of common stock issued and outstanding. As a result of the issuance of the Shares, as of April 20, 2007, UPDA owned 52% of the issued and outstanding common stock of the Company. After adjusting for the issuance of shares of the Company’s Series B Convertible Preferred Stock to UPDA as a result of the conversion of Notes held by
UPDA, UPDA held 83% of the Company’s voting capital stock as of December 31, 2007.

The Stock Sale constituted a change of control transaction for the Company as UPDA now owns a majority of the outstanding voting securities of the
Company. Therefore, UPDA has the voting power to pass actions requiring shareholder approval and has the voting power to control the election of directors to the Company’s board of directors.

UPDA is a public reporting company whose shares currently trade on the Over-the-Counter Bulletin Board under the trading symbol "UPDA.OB".
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

Audit Fees

Our board of directors had appointed KBL, LLP as independent auditors to audit our financial statements for the year ended December 31, 2007 and
2006. The firm of Staley Okada & Partners resigned their position following the filing of the September 30, 2006 10Q. The aggregate fees billed by
KBL, LLP for professional services rendered for the audit of our annual financial statements included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 and 2006 was $132,742 and $0.

Audit Related Fees

For the fiscal year ended December 31, 2007, the aggregate fees billed for assurance and related services by KBL, LLP relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $0.

For the fiscal year ended December 31, 2006, the aggregate fees billed for assurance and related services by KBL, LLP relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $0.

Tax Fees

For the fiscal year ended December 31, 2007, the aggregate fees billed for tax compliance, by Spicer, Jeffries LLP were $6,500.

For the fiscal year ended December 31, 2006, the aggregate fees billed for tax compliance, by Spicer, Jeffries LLP were $4,000.

All Other Fees

For the fiscal year ended December 31, 2007, the aggregate fees billed by KBL, LLP for other non-audit professional services, other than those services listed above is $0. For the fiscal year ended December 31, 2006, the aggregate fees billed by Staley Okada & Partners for other non-audit professional services, other than those services listed above is $11,659. Substantially all the 2007 and 2006 fees related to the review of registration statements submitted to the Securities and Exchange Commission.

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

Item 14.	Exhibits.

We file the following Exhibits with this Annual Report:

Exhibit
Number	Description

2.1

Purchase and Sale Agreement, entered into as of August 15, 2007, by and between Heartland Oil and Gas Corp., a Nevada corporation, as the purchaser and Universal Property Development and Acquisition Corporation, a Nevada corporation and Catlin Oil & Gas, Inc., its subsidiary, as the Sellers. Incorporated by reference to Exhibit 2.1 to our Form 8-K filed with the Securities and Exchange Commission on March 7, 2008.

3.1	Articles of Incorporation. Incorporated by reference to our Form SB-2 Registration Statement filed with the Securities and Exchange Commission on October 23, 2001.

3.2	Amended and Restated Bylaws. Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2006.

3.3	Certificate of Amendment to Articles of Incorporation effective November 4, 2002. Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2002.

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

3.6

Certificate of Designation for shares of Series B Convertible Preferred Stock, effective September 26, 2007. Incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the Securities and Exchange Commission on October 11, 2007.

4.1	2005 Stock Option Plan. Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2005.

10.1	Form of Oil and Gas Lease. Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2003.

10.2

Stock Purchase Agreement, entered into as of April 19, 2007, by and between Heartland Oil and Gas, Corp., a Nevada corporation and Universal Property Development & Acquisition Corporation, a Nevada corporation. Incorporated by reference to Exhibit 99.1 to our Form 8-K filed with the Securities and Exchange Commission on April 23, 2007.

10.3	Form of Oil and Gas Lease with Option. Incorporated by reference to our Form 10-KSB/A filed with the Securities and Exchange Commission on October 22, 2003.

10.4

Promissory Note of Heartland Oil and Gas Corp., a Nevada corporation, in the principal amount of $3,635,000. Incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the Securities and Exchange Commission on March 7, 2008.

10.5

Promissory Note of Heartland Oil and Gas Corp., a Nevada corporation, in the principal amount of $3,250,000. Incorporated by reference to Exhibit 10.2 to our Form 8-K filed with the Securities and Exchange Commission on March 7, 2008.

10.6

Amended and Restated Security Agreement, dated as of August 16, 2007, by and between Universal Property Development and Acquisition Corporation, a Nevada corporation, each of its subsidiaries, Kamal Abdallah, Christopher McCauley and Sheridan Asset Management, LLC, a Delaware limited liability company. #

10.7

Amended and Restated Subsidiary Guarantee, dated as of August 16, 2007, in favor of Sheridan Asset Management LLC, as executed by each of the subsidiaries of Universal Property Development and Acquisition Corporation, a Nevada corporation. #

10.8

Form of Common Stock Purchase Warrant, with an issue date of August 17, 2007, for the purchase of 937,140 shares of the common stock of HTOG issued to Sheridan Asset Management, LLC, a Delaware limited liability company. #

21.1	List of Subsidiaries. #

31.1*	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2*	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1*	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2*	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

____________________________

#	Filed herewith.
*

This certification "accompanies" this Annual Report, is not deemed filed with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

Item 15.	Principal Accounting Fees and Services

See Item 10.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Heartland has duly caused this report to be signed on its behalf by the undersigned authorized officer.

HEARTLAND OIL AND GAS CORP.

/sKamal Abdallah
April 15, 2008
Kamal Abdallah
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

Name	Title	Date

/s/ Kamal Abdallah	Chief Executive Officer;	April 15, 2008
Director
Kamal Abdallah

/s/ Christopher J. McCauley	Secretary; Director	April 15, 2008

Christopher J. McCauley

Heartland Oil and Gas Corp.

December 31, 2007

Report of Independent Auditors	F-2

Balance Sheet	F-4

Statement of