Form 10-Q
period 2008-03-31
HEARTLAND OIL & GAS CORP
filed 2008-05-20
CIK 1075636

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

__	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-32669

Heartland Oil and Gas Corp.
(Name of small business issuer as specified in its charter)

Nevada	91-1918326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 277
Jacksboro, TX 76458
(Address of principal executive offices)

Issuer's Telephone Number: 214-888-0300

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share.

Indicate by check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject such filing requirements for the past 90 days. Yes  X  No  _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company.
See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer _	Accelerated filer _

Non-accelerated filer __	Smaller reporting company X

 Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes __ No X

As of May 1, 2008, the number of shares of common stock, $0.001 par value, outstanding was 42,207,720.

Transitional Small Business Disclosure Format (check one): Yes ___   No X

HEARTLAND OIL AND GAS CORP.
Form 10-Q
For the Quarterly Period Ended March 31, 2008

Table of Contents

PART I - Financial Information

Item 1. Financial Statements
Heartland Oil and Gas Corp.
Balance Sheet

	March 31, 2008	December 31, 2007
Assets	Unaudited	Audited
Current assets:
Cash	$ 1,315	$ 1,319
Gas sales receivable	347,356	294,087
Oil inventory	66,265	84,091
Prepaid expense and other current assets	98,880	115,040
Total current assets	513,816	494,537
Oil and gas property-full cost method
Unproved, undeveloped	105,880	535,686
Proved, developed properties, full cost method, net of accumulated
depletion of $662,662 and $387,136, respectively	4,302,131	4,355,646
Pipeline and facilities, net of accumulated depreciation of
$404,614 and $354,450, respectively	3,591,115	3,399,177
	7,999,126	8,290,509
Other property and equipment, net of accumulated
depreciation of $81,421 and $138,871, respectively	27,553	38,761

Other assets:
Due from UPDA, parent entity	217,004	175,399
Notes receivable from Catlin Oil and Gas, Inc., a wholly-owned subsidiary of parent entity, including accrued interest receivable
of $13,315 and $8,329, respectively	413,315	408,329
	630,319	583,728

Total Assets	$ 9,170,814	$ 9,407,535

Liabilities and Stockholders' (Deficit)
Current liabilities:
Cash overdraft	$ 23,193	$ 60,411
Accounts payable and accrued liabilities	1,160,907	735,408
Due to Aztec, Inc a wholly-owned subsidiary of UPDA	827,301	926,930
Due to Geer Tank Truck, Inc., a wholly-owned
subsidiary of Continental Fuels, Inc. a subsidiary of UPDA	89,271	-
Notes and loans payable:
Short-term promissory note payable to parent entity- UPDA, including accrued interest payable of $90,875 and $45,438, respectively	3,725,875	3,680,438
Convertible debt due to parent entity/company officer/shareholder, including accrued interest payable of $11,228 and $5,793, respectively	226,228	220,793
Other related party relationships	52,367	51,370
Other	52,367	51,370
Other advances received from parent entity/Company officer/shareholder	108,500	-
Total current liabilities	6,266,009	5,726,720
Long-term asset retirement obligation	764,161	732,416
Long-term promissory note payable to parent entity-UPDA, including interest payable of $78,993 and $39,496, respectively	3,238,716	3,199,219

Total Liabilities	10,268,886	9,658,355

Stockholders' deficit:
B Series convertible Preferred Stock - $0.001 par value, 5,000,000 shares
authorized, 4,756,000 shares issued and outstanding	4,756	4,756
Common stock - $0.001 par value, 100,000,000 shares authorized,
42,207,720 and 29,707,720 shares issued, and outstanding at
March 31, 2008 and December 31, 2007, repectively	42,208	29,708
Common stock - $0.001 par value to be issued of 11,700,000 and
24,200,000 shares, respectively	11,700	24,200
Additional paid-in capital	59,983,359	59,983,359
Accumulated deficit	(61,140,095)	(60,292,843)
Total stockholders' deficit	(1,098,072)	(250,820)

Total liabilities and stockholders' deficit	$ 9,170,814	$ 9,407,535

See accompanying notes.

Heartland Oil and Gas Corp.
Statement of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007

Oil & natural gas sales	$ 521,982	$ 110,520
Compression & transportation revenue	25,292	5,824
Total revenue	547,274	116,344

Operating expense
Lease operating expenses and production tax	319,669	74,522
Exploration expense, expired leases	429,806	23,159
Depreciation, depletion & accretion	167,110	97,923
Share based compensation	-	8,437
Salaries and related benefits	173,343	134,379
General and administrative	237,391	61,797
Total operating expense	1,327,319	400,217

Loss from operations	(780,045)	(283,873)
Interest expense,including $6,296,446 in 2007 resulting from discount on
notes arising from the exchange of preferred stock for convertible debt	(92,577)	(6,296,446)
Interest income	4,986	3
Loss on sale of fixed assets	(6,816)	-
Gain on sale of leases	27,200	-

Net loss	$ (847,252)	$ (6,580,316)

Basic & diluted net loss per common share	$ (0.02)	$ (1.41)

Weighted-average number of common shares outstanding	36,715,962	4,673,701

See accompanying notes.

Heartland Oil and Gas Corp.
Stockholders' (Deficit) Equity Statement

	Common	Common Shares	Preferred
	Shares	To Be Issued	Shares
Balance, December 31, 2006	4,673,701	-	-

Acquisition of Company common stock by UPDA:
Shares issued to UPDA at par value	5,063,176	-	-
Cash consideration paid by UPDA for shares issued	-	-	-
Offering costs paid in cash related to Company
common stock issued to UPDA	-	-	-
Common stock issued to pay additional offering costs
related to Company common stock issued to UPDA	33,333	-	-
Offering costs paid in stock related to
Company common stock issued to UPDA	-	-	-
Stock based facilitation fees incurred to former debt holder
SDS Capital & Baystar in conjunction with UPDA's acquisition
of convertible promissory notes payable of the Company-see Note 8	542,800	-	-
Conversion of convertible promissory note payable acquired by
Five Star coincident to UPDA acquisition of the Company converted
& to be converted into Company common stock by Five
Star-see Note 8	19,025,000	24,200,000	4,756,000
Company Common Stock issued to finance UPDA's
60%-owned Catlin Oil and Gas, Inc., subsidiary's
Palo Pinto acquisition (See Note 8)	369,710	-	-
Issuance of stock options as compensation	-	-	-
Net loss	-	-	-
Balance, December 31, 2007	29,707,720	24,200,000	4,756,000

Additional conversion of convertible promissory note payable acquired by Five Star coincident to UPDA acquisition of the Company converted & to be converted into Company common stock by Five Star
-see Note 8	12,500,000	(12,500,000)	-
Net loss	-	-	-
Balance, March 31, 2008	42,207,720	11,700,000	4,756,000

	Common	Common Stock	Preferred	Additional	Accumulated
	Stock	To Be Issued	Stock	Paid-In Capital	Deficit	Total
Balance, December 31, 2006	$ 4,674	$ -	$ -	$ 51,257,921	$ (46,415,936)	$ 4,846,659

Acquisition of Company common stock by UPDA:
Shares issued to UPDA at par value	5,063	-	-	(5,063)	-	-
Cash consideration paid by UPDA for shares issued	-	-	-	1,000,000	-	1,000,000
Offering costs paid in cash related to Company
common stock issued to UPDA	-	-	-	(50,000)	-	(50,000)
Common stock issued to pay additional offering costs
related to Company common stock issued to UPDA	33	-	-	29,967	-	30,000
Offering costs paid in stock related to
Company common stock issued to UPDA	-	-	-	(30,000)	-	(30,000)
Stock based facilitation fees incurred to former debt holder
SDS Capital & Baystar in conjunction with UPDA's acquisition
of convertible promissory notes payable of the Company-see Note 8	543	-	-	895,077	-	895,620
Conversion of convertible promissory note payable acquired by
Five Star coincident to UPDA acquisition of the Company converted
& to be converted into Company common stock by Five Star
-see Note 8	19,025	24,200	4,756	6,437,019	-	6,485,000
Company Common Stock issued to finance UPDA's
60%-owned Catlin Oil and Gas, Inc., subsidiary's
Palo Pinto acquisition (See Note 8)	370	-	-	399,630	-	400,000
Issuance of stock options as compensation	-	-	-	48,808	-	48,808
Net loss	-	-	-	-	(13,876,907)	(13,876,907)
Balance, December 31, 2007	$ 29,708	$ 24,200	$ 4,756	$ 59,983,359	$ (60,292,843)	$ (250,820)

Additional conversion of convertible promissory note payable acquired by Five Star coincident to UPDA acquisition
of the Company converted & to be converted into
Company common stock by Five Star-see Note 8	12,500	(12,500)	-	-	-	-
Net loss	-	-	-	-	(847,252)	(847,252)
Balance, March 31, 2008	$ 42,208	$ 11,700	$ 4,756	$ 59,983,359	$ (61,140,095)	$ (1,098,072)

See accompanying notes.

Heartland Oil & Gas Corp.
Statement of Cash Flows
(Unaudited)

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007
Cash flow used in operating activities
Net loss	$ (847,252)	$ (6,580,316)
Adjustments to reconcile net loss to net cash used in operating activity:
Accretion of asset retirement obligation	10,971	4,974
Gain on sale of leases	(27,200)	-
Loss on abandonment of fixed assets	6,816	-
Interest expense resulting from discount on notes arising from the
exchange of preferred stock for convertible debt	-	6,416,446
Share-based compensation	-	8,437
Depreciation,depletion and amortization	156,139	92,949
Exploration expense, expired Leases	429,806	23,159
Interest income added to note receivable balances due from:
Catlin Oil and Gas, Inc.	(4,986)	-
Interest expense added to notes and loans payable balances due to:
Promissory note payable to parent entity- UPDA	45,437	-
Long-term promissory note payable to parent entity-UPDA	39,497	-
parent entity/company officer/shareholder	5,435	-
Other related party relationships	997	-
Other	997	-
Changes in operating asset and liabilities
Decrease (increase) in gas sales receivable	(53,269)	2,443
Decrease in oil inventory	17,826	-
Decrease in prepaid expense and other current assets	16,160	37,944
Increase (decrease) in accounts payable and
accrued liabilities	425,499	(66,963)
Decrease in due to Aztec, Inc a wholly-owned subsidiary of UPDA	(99,629)	-
Increase in due to Geer Tank Truck, Inc., a wholly-owned
subsidiary of Continental Fuels, Inc. a subsidiary of UPDA	89,271	-
Net cash provided by (used in) operating activities	212,515	(60,927)

Cash flow used in investing activities
Purchase of pipeline and facilities	(92,217)	(5,488)
Acquisition and exploration of oil and gas property	(177,179)	(30,018)
Advances made to parent entity and its UPDA-O subsidiary	(41,605)	-
Proceeds from sale of oil and gas leases	27,200	-
Net cash used in investing activities	(283,801)	(35,506)

Cash flow from financing activities
Decrease in cash overdraft	(37,218)	-
Proceeds of loans from parent entity/company officer/shareholder	108,500	-
Advance received from buyer on sale of majority interest in Company	-	80,000
Net cash provided by financing activities	71,282	80,000

Net decrease in cash	(4)	(16,433)
Cash beginning of period	1,319	75,724
Cash end of period	$ 1,315	$ 59,291

Supplementary disclosures of cash flow information
Cash paid during the period for:
Income taxes	$ -	$ -

Interest paid	$ -	$ -

See accompanying notes.

Heartland Oil & Gas Corp.
Financial Statement Notes

Note 1-Organization, Operations and Significant Accounting Policies

Organization

Heartland Oil and Gas Corp. (the "Company") was incorporated in Nevada on July 9, 1998. Our principal business is exploration and development of oil and gas property in the United States. Through December 31, 2005, we were in the exploration stage and had not generated significant revenue from operations. We first sold natural gas in February 2006; therefore we are no longer an exploration stage company.

On April 19, 2007 there was a sale of a 52% interest in the Company's common stock to Universal Property Development and Acquisition
Corporation ("UPDA"). After adjusting the previous quarter's issuance to UPDA for the July 25, 2007 1-for-10 reverse stock split and through subsequent transactions, UPDA's interest has increased to 77% as of March 31, 2008.

We have incurred recurring losses from operations and have accumulated a deficit of $61,140,095 since inception. At March 31, 2008, we had negative working capital. Since inception, we have funded operations through the issuance of capital stock and debt. We plan to continue raising additional funds through future equity or debt financing until we achieve profitable operations.

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

Basic and Diluted Net Income (Loss) Per Share

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The dilutive effect of preferred stock, warrants and options convertible into an aggregate of approximately 119,760,000 and 0 of common shares as of March 31, 2008 and 2007 respectively, are not included because the inclusion of such would be anti-dilutive for all periods presented.

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

Heartland Oil & Gas Corp.
Financial Statement Notes

Note 1-Organization, Operations and Significant Accounting Policies (cont.)

Oil and Gas Property (cont.)

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

Long-Lived Assets

In accordance with FASB Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review the carrying value of intangible assets and other long-lived assets, such as other properties and equipment, on a regular basis for the existence of facts or circumstances that may suggest impairment. We recognize impairment when the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset. We measure impairment losses, if any, as the excess of the carrying amount of the asset over its estimated fair value. No provision for impairment is required at March 31, 2008 and December 31, 2007.

Heartland Oil & Gas Corp.
Financial Statement Notes

Note 1-Organization, Operations and Significant Accounting Policies (cont.)

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

Effective January 1, 2007, the Company adopted Financial Accounting Standard Board Interpretation No. 48 Accounting for Uncertainty in Income
Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS Statement No. 109 Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting interim period, disclosure and transition. There were no adjustments required upon adoption of FIN
48.

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

Stock-Based Payment

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

For the three months ended March 31, 2008 and 2007, we expensed the fair value of options granted to non-employees, employees, officers and directors.

Heartland Oil & Gas Corp.
Financial Statement Notes

Note 1-Organization, Operations and Significant Accounting Policies (cont.)

Stock-Based Payment (cont.)

Assumptions used to determine compensation expense are determined as follows:

.	Expected term is determined using a weighted average of the contractual term of the award;

.	Expected volatility of award grants is measured using the weighted average of historical daily changes in the market price of the Company's common stock over the expected term of the award;

· .	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and

· .	Forfeitures are based on the history of cancellations of awards granted and management's analysis of potential forfeitures.

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

Major Customers

For the three months ended March 31, 2008, one customer, Enbridge Marketing (U.S.) LP, was responsible for purchasing 100% of our natural gas sales.

Asset Retirement Obligations

We account for asset retirement obligations in accordance with the provisions of Statement 143 "Accounting for Asset Retirement Obligations".
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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No.160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No.
51".  SFAS No.160 requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, in the amount of consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income, and that Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No.160 is effective for fiscal years, beginning on or after December 15, 2008 and cannot be applied earlier.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(revised 2007), "Business Combinations," ("FASB
141R"). This standard requires that entities recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date for any business combination consummated after the effective date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. FASB 141R is effective for fiscal years beginning after December 15, 2008.

Heartland Oil & Gas Corp.
Financial Statement Notes

Note 1-Organization, Operations and Significant Accounting Policies (cont.)

Recent Accounting Pronouncements (cont.)

The Company does not anticipate that the adoption of SFAS No. 141R and No. 160 will have an impact on the Company's overall results of operations or financial position, unless the Company makes a business acquisition in which there is a noncontrolling interest.
In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, "Use of a Simplified Method in Developing
Expected Term of Share Options" ("SAB 110"). SAB 110 expresses the current view of the staff that it will accept a company's election to use the simplified method discussed in Staff Accounting Bulletin 107, Share Based Payment, ("SAB 107"), for estimating the expected term of "plain vanilla" share options regardless of whether the company has sufficient information to make more refined estimates. SAB 110 became effective for the Company on January 1, 2008. The adoption of SAB 110 is not expected to have a material impact on the Company's financial position.

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No.159, "The Fair Value Option for Financial Assets and
Financial Liabilities - Including an amendment of FASB Statement No.115". SFAS No.159 permits entities to choose to measure eligible financial instruments and other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument but only upon the entire instrument - not portions of the instrument. Unless a new election date occurs, the fair value option is irrevocable. SFAS No.159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company does not expect that the adoption of
SFAS No. 159 will have a material effect on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The statement standardizes the definition of fair value, establishes a framework for measuring in generally accepted accounting principles and sets forth the disclosures about fair value measurements. SFAS No. 157 is effective for the beginning of an entity's fiscal year that begins after November 15, 2007. The Company does not expect SFAS No. 157 will have a material effect on its financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB
Statement No. 133." Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for
Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of FASB 161 is not expected to have a material impact on the Company's financial position.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in
Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the
FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC's approval of the Public Company
Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting
Principles. The adoption of FASB 162 is not expected to have a material impact on the Company's financial position.

Heartland Oil & Gas Corp.
Financial Statement Notes

Note 2- Basis of Presentation

Interim Financial Statements

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals)
necessary to present fairly the Company's financial position as of March 31, 2008 and the results of its operations, changes in stockholders' deficit, and cash flows for the three months periods ended March 31, 2008 and 2007, respectively. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of
America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-KSB for the year ended
December 31, 2007 filed on April 15, 2008.

Going-Concern Status

We have incurred significant losses since inception. As of March 31, 2008, we have an accumulated deficit of $61,140,095 and a net loss for the current period of $847,252. At March 31, 2008, we had limited financial resources. Our continuation is dependent upon our ability to raise additional capital, to exploit our mineral holdings, and to generate sufficient revenue from our planned operations to enable us to attain and maintain profitable operations. We sold natural gas for the first time in February, 2006.

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

Note 3-Oil and Gas Properties

Undeveloped Properties

We own and operate nearly 645,000 acres in two areas in eastern Kansas: the south block, located on the Cherokee basin, where we have established reserves and production; and the north block, located in the Forest City basin, where we hold significant leases which expire between 2008 and 2012.

Undeveloped Acreage	March 31, 2008	December 31, 2007
Beginning Balance	$535,686	$1,688,889
Acquisition of undeveloped acreage	-	7,554
Less expired leases (A)	(429,806)	(1,160,757)
Total undeveloped properties	$105,880	$535,686
(A) 45 Leases located in Kansas in 2008

Heartland Oil & Gas Corp.
Financial Statement Notes

Note 3-Oil and Gas Properties (cont.)

Developed Properties, Cherokee basin

Our developed properties are located on an approximately 29,000 acre leasehold position located in the Cherokee basin, primarily in Linn and Miami counties, Kansas. We have 45 wells in four batteries producing gas across a 12 mile area of the Cherokee basin. From east to west, these areas are named Jake (12 wells), Lancaster (26 wells), Osawatomie (4 wells), and Beagle (3 wells). In June 2007 we commenced a drilling program to further develop the Lancaster and Jake pilots. Ten wells were drilled in the Lancaster area during the second half of 2007 and 7 of them were completed in the fourth quarter and are connected and producing at this time. An additional 11 wells were drilled in Jake area in the second half of 2007, all of these wells remain shut-in awaiting pipeline connection. We have a significant acreage position in the Cherokee basin and are negotiating pipeline rights-of-way in and between these producing areas.

Developed Properties	March 31, 2008	December 31, 2007
Beginning Balance	$4,355,646	$792,504
Additions related to wells transferred from Catlin Oil and Gas
Subsidiary of UPDA	-	5,780,910
Acquisition, exploration, drilling and lease and well equipment	222,011	2,228,714
Less accumulated depletion	(275,526)	(387,136)
Less impairment costs	-	(4,059,346)
Total developed properties	$4,302,131	$4,355,646

Pipeline and Marketing

In July 2005 we signed contracts with a subsidiary of Enbridge Energy Partners, L.P. to initiate gas sales from our Lancaster coalbed methane battery located near Paola, Kansas. While the gas price is variable, we expect to realize a wellhead price approximating 75 percent of NYMEX price or mid-
continent gas posting. We have competed construction of the pipeline. We began selling methane from our Lancaster battery in February, 2006. Cost associated with our pipeline and facilities:

Pipeline and Marketing

Pipeline and facilities	March 31, 2008	December 31, 2007
Beginning Balance	$3,399,177	$2,521,670
Additions related to wells transferred from Catlin Oil and Gas
subsidiary of UPDA	-	989,631
Acquisition of equipment	242,102	41,629
Less depreciation	(50,164)	(153,753)
Total pipeline and facilities	$3,591,115	$3,399,177

Heartland Oil & Gas Corp.
Financial Statement Notes

Note 4- Related Party Notes Receivable and Matters Related to Them

Relationship with Aztec

The Company incurred approximately $2,100,000 of costs that have been capitalized into Proved, Developed Oil and Gas Property Assets at March
31, 2008. During the three months ended March 31, 2008, the Company paid $0 in cash towards those costs. As of March 31, 2008, Heartland has recorded $1,032,294 in accounts payable and accrued liabilities net of a $19,000 credit between the Company and Aztec. During three months ended
March 31, 2008 and the year ended December 31, 2007, the Company was Aztec's sole customer.

On March 1, 2008, Aztec Well Services, Inc ("Aztec") and the Company entered into a Master Service Agreement in which Aztec shall furnish all personnel and equipment to operate all compressor stations, dehydration systems and amine plants at a cost of $250 per month for each. Heartland will pay all dues and fees related to the operation of these plants such as fuel, electricity, etc. This agreement shall run from March 1, 2008 through
February 28, 2009.

On March 1, 2008, Aztec Well Services, Inc ("Aztec") and the Company entered into a Lease Operating Agreement Contract in which Aztec shall furnish all personnel and equipment to operate all wells for total cost of $360 per well per month. This includes daily inspections of each well with meter reading and all incident documentation. This contract shall run from March 1, 2008 through February 28, 2009.

Note Receivable Catlin

Note Receivable Catlin consists of a promissory note, dated August 1, 2007, received by the Company from Catlin Oil & Gas, Inc. ("Catlin"), a subsidiary of UPDA, in exchange for the Company issuing shares of its common stock in connection with the acquisition by UPDA of certain assets.
The value of the shares of common stock so issued by us was valued at $400,000. This unsecured Note Receivable Catlin bears interest at 5% per annum, with principal and interest receivable in full by or before August 1, 2010. The notes receivable balance of $413,315 at March 31, 2008 includes accrued interest income earned of $13,315 to that date.

As further discussed in Note 5, in October 2007, Catlin transferred certain of its oil and gas property assets to the Company. Underlying assets that remain in the Catlin subsidiary of UPDA consists principally of idle drilling rigs, a small storage facility and building located in Jacksboro, Texas.

Note 5- Transfer of the Oil & Gas Assets of Catlin Oil & Gas, Inc. (a subsidiary of UPDA)

On March 6, 2008 (the "Closing Date"), the Company closed an asset purchase transaction pursuant to the terms and conditions of the Asset
Purchase Agreement (the "APA") by and between Universal Property Development and Acquisition Corporation ("UPDA") and its subsidiary Catlin
Oil & Gas, Inc. ("Catlin") (the "Sellers"), whereby the Company acquired certain oil and gas related assets (the "Assets") of the Sellers that were transferred to the Company at their then historical cost basis of Catlin for financial statement purposes on the Effective Date of $6,794,723 (the
"Purchase Price"). The APA was dated as of August 15, 2007 and the assets were effectively transferred as of October 1, 2007 (the "Effective Date").

As of October 1, 2007, under the terms and conditions of the APA, the Company purchased and the Sellers sold all of the rights, title and interest of the Sellers in certain assets that consisted of right, title and interest in the oil and gas leases located in Palo Pinto County, Texas, wells, the permits that relate to the wells and the properties, equipment and contracts as they relate to the leases and equipment (the "Palo Pinto Assets").

Below is a summary of the Palo Pinto Asset transferred to the Company by Catlin:

Developed Properties included within Oil and Gas Properties	$5,780,910
Pipeline and Facilities	989,631
Other	24,182
$6,794,723

In consideration for the Palo Pinto Assets transferred by Catlin the Company issued two promissory notes to UPDA in the aggregate amount of
$6,794,723 (See Note 6).

Heartland Oil & Gas Corp.
Financial Statement Notes

Note 6-Notes and Loans Payable

Convertible debt due parent entity/company officer/shareholder

As of March 31, 2008 and December 31, 2007, the amount due consists of the following:

Terms and to Whom Payable	March 31, 2008	December 31, 2007

As of December 31, 2007 , the Company borrowed $215,000 on a note bearing 8% interest, payable to Kamal Abdallah, President of UPDA. At March 31, 2008 and December 31, 2007, this note has an outstanding balance payable on demand, including accrued interest of $11,228 and $5,793, respectively. Mr. Abdallah has the option to convert amounts due under the notes into common stock of the Company

at rate of $0.25 per share.	$226,228	$220,793

Parent entity -UPDA

As of March 31, 2008 and December 31, 2007, the amount due consists of the following:

Terms and to Whom Payable	March 31, 2008	December 31, 2007

A short-term Promissory Note in the original amount of $3,635,000 arising out of the transfer of Catlin Oil and Gas assets described in Note 5. The Note is due and payable in one lump sum payment on June 30, 2008. The Company shall pay interest on the unpaid principal amount of the Note, until such principal amount shall be paid in full, at the rate of 5% per annum. At March 31, 2008 and December 31, 2007, this loan, which is payable on demand, has an outstanding balance including accrued interest of

$90,875 and $45,438, respectively.	$3,725,875	$3,680,438

A long-term Promissory Note in the original amount of $3,159,723 arising out of the same transfer of Catlin Oil and Gas assets described under the short-term promissory note, with the principal amount being due and payable in one lump sum payment on July 16, 2010. The Company shall pay interest on the unpaid principal amount of Note, until such principal amount shall be paid in full, at the rate of 5% per annum. At March 31, 2008 and December 31, 2007, this loan, which is payable on demand, has an outstanding balance including accrued interest of $78,993 and

$39,496, respectively.	3,238,716	3,199,219
Total	$6,964,591	$6,879,657

Heartland Oil & Gas Corp.
Financial Statement Notes

Note 6-Notes and Loans Payable (cont.)

The maturities of the UPDA loans at March 31, 2008 are as follows:

Years Ending March 31,	Amounts
2009	$3,725,875
2010	-
2011	3,238,716
$6,964,591

Other related party relationships

As of March 31, 2008 and December 31, 2007, the amount due consists of the following:

Terms and to Whom Payable	March 31, 2008	December 31, 2007

A loan payable in the amount of $50,000 to Triple Crown Consulting, a minority owner in the Canyon Creek Oil and Gas, Inc. UPDA subsidiary, with interest accrued at 8% per annum. At March 31, 2008 and December 31, 2007, this loan, which is payable on demand, has an outstanding balance including accrued

	$		$
interest of $2,367 and $1,370, respectively.		52,367		51,370
Total		$52,367		$51,370

Other notes and loans payable

As of March 31, 2008 and December 31, 2007, notes payable to related parties consist of the following:

Terms and to Whom Payable	March 31, 2008		December 31, 2007

A loan payable in the amount of $50,000 to RAKJ Holdings, Inc. with interest accrued at 8% per annum. At March 31, 2008 and December 31, 2007, this loan, which is payable on demand, has an outstanding balance including accrued interest of $2,367 and $1,370, respectively. The shareholders of RAKJ Holdings, Inc. also provided a pledge of collateral in the form of a certificate of deposit for a line of credit to Continental Fuels, Inc., a subsidiary

	$		$
of UPDA.		52,367		51,370
Total		$52,367		$51,370

Heartland Oil & Gas Corp.
Financial Statement Notes

Note 6-Notes and Loans Payable (cont.)

Other advances received from Parent entity/Company officer/shareholder

As of March 31, 2008 and December 31, 2007, notes payable to related parties consist of the following:

Terms and to Whom Payable	March 31, 2008		December 31, 2007
These short-term advances received from Kamal Abdallah between January and March of 2008 were converted on April 1, 2008 into a formal promissory note payable to him on demand,	$		$
bearing interest at 6% per annum		108,500		-
Total		$108,500		$-

Conversion of notes to related parties into common stock

On September 29, 2006, we completed (i) a $300,000 (the "Bridge Amount") bridge financing from SDS Capital Group, Ltd. and Baystar Capital II,
L.P. (collectively, the "Payees") and (ii) the repurchase of all outstanding Series B Preferred Stock with a principal amount of $6,000,000 (the
"Series B Amount" and collectively with the Bridge Amount, the "Note Principal Amount") from the Payees in consideration of the issuance of convertible senior secured promissory notes (the "Notes"). The Notes mature on the earlier of March 28, 2007 or the date of any subsequent financing in which we issue equity securities or other securities that could result in the issuance of equity securities (the "Maturity Date"), have no interest rate and reflect the full Note Principal Amount. The Notes are secured by all of our assets, except that the Payees have agreed to release security interests in assets located in the following Kansas counties in the event of a sale of those assets: Atchison, Brown, Doniphan, Jackson,
Jefferson, Leavenworth, Nemaha and Pottawatomie. We may prepay the Note Principal Amount in full and in cash at any time prior to the Maturity
Date.

On March 28, 2007, we and the Payees extended the due date of the Notes to April 4, 2007. On April 4, 2007 the Notes were again extended to
April 16, 2007. All these Notes were subsequently transferred to UPDA and Five Star Partners LLP as described below.

Except in the case of a Qualified Financing, the Notes were convertible into common stock on the Maturity Date. At the Maturity Date, the Payees had the option to convert the Note Principal Amount into common stock at a conversion price of $0.04 per share. In a Qualified Financing, the
Payees would convert approximately 81% of the Note Principal Amount into the additional securities issued in the Qualified Financing on the same price and terms as the other investors in the Qualified Financing with the remaining balance of the Note Principle Amount being cancelled; provided, however, that if the Payees did not invest a total of at least $2,000,000 in the Qualified Financing, then the Payees would not have the right to convert the Note Principal Amount into the Qualified Financing. In this event, the Bridge Amount would be converted into the securities issued in the
Qualified Financing on the same price and terms as the other investors in the Qualified Financing and the Series B Amount would automatically be converted into a new preferred stock having substantially similar terms as our Series B Preferred Stock, except that the rights contained in Article
XIII of our Certificate of Designation, Preferences and Rights relating to the Series B Preferred Stock (the "Certificate") would be deleted. A
Qualified Financing is defined in the Notes as our issuance of new securities in an amount of at least $15,000,000.

Heartland Oil & Gas Corp.
Financial Statement Notes

Note 6-Notes and Loans Payable (cont.)

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

GAAP, as described in EITF Issue 00-27, paragraph 7, and EITF 98-5, paragraph 6, provides that if the conversion feature of the Notes is beneficial to the holder (has intrinsic value), which it is, the intrinsic value is recorded as a reduction of the carrying amount of the Notes and an addition to paid-in capital. At issuance the Notes were convertible into common stock at a rate of four cents per share. The common stock traded for nine cents per share on September 29, 2006, the closing date of the exchange. Therefore the conversion had an intrinsic value of five cents per share. At issuance the Notes were convertible into 157,500,000 common shares. Therefore the conversion feature had an intrinsic value of $7,875,000, which is in excess of the total proceeds received in exchange for the Notes. The accounting described above is summarized as:

Initial Series B Preferred Stock	$6,000,0000
Classification adjustment prior to 12/31/06	(400,042)

Book value, Series B Preferred, 12/31/06 and 9/28/06	5,599,958
September 29, 2006 Bridge Financing	300,000

Preliminary book value of notes at 9-29-06 conversion	5,899,958
Fair value of notes determined by independent valuation firm, 9-29-06, classified as an addition to additional paid-in capital on the conversion	(4,600,000)

Gain on conversion	$1,299,958

Initial carrying value of the Notes at 9/29/06	$1
Interest accreted @ 9.08728% per day:
Through 12-31-06	3,553
Balance, 12-31-06	3,554
Interest accreted @ 9.088728% per day for the quarter ended 3-31-2007	6,296,446

Total interest accretion over 180 day life of the notes	$6,300,000

Pursuant to the sale of a 52% interest in the Company's common stock to Universal Property Development and Acquisition Corporation on April 19,
2007, these Notes were transferred to UPDA and Five Star as described below.

Acquisition of the Notes by UPDA and Five Star

On April 20, 2007, UPDA closed a note purchase transaction (the "Note Purchase") pursuant to the terms and conditions of a Note Purchase
Agreement, dated April 19, 2007, between UPDA as the buyer and SDS Capital Group SPC, Ltd. and Baystar Capital II, L.P. (together the "Sellers")
whereby UPDA purchased four million seven hundred fifty-six thousand dollars ($4,756,000) in face amount of the Notes for an aggregate purchase price of $1,500,000 in cash and 26,260,504 restricted shares of the common stock of UPDA. Five Star Partners LLC ("Five Star") purchased one million seven hundred twenty-nine thousand ($1,729,000) in face amount of Notes.

Heartland Oil & Gas Corp.
Financial Statement Notes

Note 6-Notes and Loans Payable (cont.)

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

As a condition to the closing of the Note Purchase, and in exchange for UPDA and Five Star's agreement to extend the maturity date of the Notes from April 16, 2007 to December 31, 2007, we executed consents to the transfer of the Notes to UPDA and Five Star and the assignment by the
Sellers of their security interests under an existing security agreement covering the Notes to UPDA and Five Star. UPDA entered into a second loan agreement with Sheridan for $3,250,000 on August 16, 2007, which is discussed in Note 10.

On January 31, 2007 we borrowed $185,000 on non-interest bearing notes, of which $127,500 was received from SDS Capital Group, SPC Ltd. and
$57,500 was received from Baystar Capital II, L.P. $65,000 of these funds, plus interest of $1,820 was used to pay off the December 7, 2006 note to
SDS Capital Group SPC, Ltd. The maturity date of the new notes was March 28, 2007; however on March 27, 2007 both lenders extended the notes to April 4, 2007. On April 4, 2007 the notes were again extended to April 16, 2007. Pursuant to the sale of a 52% interest in the Company's common stock to Universal Property Development and Acquisition Corporation on April 19, 2007, these notes were assigned to UPDA and were incorporated into the $4,756,000 notes described above.

On September 26, 2007, the Company and UPDA agreed to revise the terms of the Notes held by UPDA. Pursuant to the revised terms, UPDA agreed to convert the entire $4,756,000 face amount of the Notes held by them into 4,756,000 shares of our newly created Series B Convertible
Preferred stock.

During the third quarter of 2007, Five Star presented $1,729,000 in face amount of Notes to the Company for conversion into 43,225,000 shares of common stock. Pursuant to the terms of the agreement described in Note 10, the Company issued 19,025,000 shares of its common stock to Five Star as of December 31, 2007, with the remaining 24,200,000 shares to be issued in the future.

During the quarter ended March 31, 2008, Five Star converted another part of its $1,729,000 in face amount of Notes into 12,500,000 shares of common stock. Pursuant to the terms of the agreement described in Note 6, the Company has issued an aggregate of 31,525,000 shares of its common stock to Five Star as of March 31, 2008, with the remaining 11,700,000 shares to be issued in the future.

Note 7-Asset Retirement Obligations

We account for asset retirement obligations in accordance with the provisions of Statement 143 "Accounting for Asset Retirement Obligations".
Statement 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.

We recognize asset retirement obligations related to our oil and gas property.

	March 31, 2008	December 31, 2007
Beginning asset retirement obligations	$732,416	$227,040
Additions related to wells transferred from Catlin Oil and Gas subsidiary of UPDA (See Note 5)	20,774	469,915
Accretion	10,971	35,461
Total asset retirement obligations	$764,161	$732,416

Heartland Oil & Gas Corp.
Financial Statement Notes

Note 8-Sale of Common Stock, Stock Options and Warrants

Options

A summary of the changes in our common share purchase options is below:

	March 31, 2008		December 31,2007
		Weighted Average		Weighted Average Exercise
	Number	Exercise Price	Number	Price
Balance, beginning of year	308,500	$3.80	372,500	$6.10
Granted	-	-	130,000	1.40
Exercised	-	-
Forfeited / Expired	-	-	(194,000)	(6.50)
Balance, end of period	308,500	$3.80	308,500	$3.80

Additional information regarding options outstanding at March 31, 2008 is:

	Outstanding			Exercisable
	Number	Outstanding Weighted average remaining contractual life	Weighted average exercise	Vested Number of	Exercise
	of shares	(years)	price	shares	prices
$0.00-$1.00	285,500	5.72	$2.80	285,500	$2.80
$1.01-$2.00	23,000	7.00	$16.00	23,000	$16.00
	308,500	5.82	$6.10	308,500	$6.10

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

The Company was obligated under a series of employment offering letters, issued well prior to UPDA's acquisition of control of the Company described above, to provide severance pay to certain key employees for a six month period after a change in the control of the Company and a material change in position has occurred. These employment obligations totaled approximately $60,000. As of March 31, 2008 all of the obligations under these employment letters were paid.

Heartland Oil & Gas Corp.
Financial Statement Notes

Note 8-Sale of Common Stock, Stock Options and Warrants (Continued)

Unregistered Sales of Equity Securities

Pursuant to the terms and conditions of the Note Purchase transaction whereby UPDA and Five Star acquired the Notes, the Registrant approved the issuance of an aggregate of 542,800 shares of its common stock to SDS and Baystar as part of the consideration in that transaction. Therefore, on
July 27, 2007, the Registrant issued 373,446 shares of common stock to SDS and 169,354 shares to Baystar. The Company incurred a non-cash charge, based on the trading price of its Common Stock on the date of issuance, for facilitation fees incurred to these former convertible debt holders of $895,620 coincident to the change in control of the Company that resulted from UPDA's acquisition of 52% of the Company's common stock.

The shares of common stock issued to SDS and Baystar are restricted shares and were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(2) of the Securities Act and Rule 506 of
Regulation D there under and the Registrant affixed appropriate legends to the stock certificates so issued. The shares issued to SDS and Baystar are subject to Rule 144 under the Securities Act and therefore generally cannot be resold for a period of twelve months from the date of issuance. No general solicitations were made in connection with the transaction, and prior to making any offer or sale, the Registrant had reasonable grounds to believe and believed that SDS and Baystar were capable of evaluating the merits and risks of the investment and were able to bear the economic risk of the investment.

On July 31, 2007, the Company and Five Star, the holder of an aggregate of $1,729,000 of our outstanding Notes, agreed to amend the conversion terms of those Notes. Pursuant to the terms and conditions agreed to by the parties, the Company agreed to allow for the conversion of the Notes into shares of the Company's common stock at their stated rate of $0.04 per common share. As a condition to this agreement, Five Star agreed that it could not thereafter demand payment of the principal amount of the Notes in cash and agreed to not hold at any time more than 9.9% of the outstanding common stock of the Company. Furthermore, Five Star agreed to invest a minimum of $2,500,000 in the Company through the acquisition of additional shares of the Company's common stock from the Company at prices equal to the closing price of the Company's common stock on the day prior to purchase, or $.85 per share, whichever amount is greater. Five Star agreed to forego the repayment of the Notes in cash and to invest the additional $2,500,000 in exchange for the Company's agreement to maintain the $.04 per share conversion price of the Notes after the effective date of the 1 for 10 July 25, 2007 reverse stock split.

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

The above transactions are recordable as conversions of debt instruments into equity instruments in accordance with EITF No. 06-6, entitled
"Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments." The difference in shares received as consideration versus the pre-split share amounts (for Five Star: 43,225,000 shares versus 4,322,500 shares, and for UPDA: 118,900,000 versus 11,890,000 shares of common stock, assuming full conversion of UPDA's preferred shares) multiplied by the July 25, 2007 post-split value of $1.40 per share amounts to
$204,277,500 (Five Star: $54,463,500; and UPDA: $148,814,000). Under EITF 06-6 this amount would normally be required to be recorded in the
Company's Financial Statements as a charge in the Statement of Operations as interest expense, with a corresponding credit to additional paid-in capital. However, EITF No. 98-5, entitled "Accounting for Convertible Securities with Beneficial Conversion Feature or Contingently Adjustable
Conversion Rations," further limits the amount to be recorded to the consideration received by the Company. Five Star purchased its $1,729,000 in face amount of Notes directly from SDS and Bay Star. The Company received no fresh cash proceeds from the transfer of these Notes from SDS and
Bay Star to Five Star. The Company also received no fresh cash proceeds from the transfer of $4,756,000 in face amount of Notes from SDS and Bay
Star to UPDA.

Heartland Oil & Gas Corp.
Financial Statement Notes

Note 8-Sale of Common Stock, Stock Options and Warrants (cont.)

Unregistered Sales of Equity Securities (cont.)

Accordingly, since the Company received no fresh proceeds from either Five Star or UPDA from the transfer of the Notes to these entities, the
Company has no amounts to be recorded for interest expense and a corresponding credit to additional paid-in capital related to these transactions.

During the third quarter of 2007, Five Star presented $1,729,000 in face amount of Notes to the Company for conversion into 43,225,000 shares of common stock. Pursuant to the terms of the agreement described above, the Company issued 19,025,000 shares of its common stock to Five Star in
2007. During the quarter ended March 31, 2008, the Company issued Five Star an additional 12,500,000 shares of common stock, with the remaining 11,700,000 shares to be issued in the future. The shares of common stock issued to Five Star are restricted shares and were issued in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and Rule 506 of Regulation D there under. The shares issued to Five Star are subject to Rule 144 under the Securities Act and therefore generally cannot be resold for a period of twelve months from the date of issuance. However, the outstanding Notes of the Registrant converted by Five Star have been fully paid and outstanding for a period in excess of two years from the date of their issuance by the Registrant. No additional consideration is payable upon the conversion of the
Notes to shares of our common stock. While the shares of common stock to be issued upon conversion of the Notes are restricted shares, the holders of the shares issued upon conversion may request the removal of any restrictive legends that would be attached thereto in accordance with the provisions of Rule 144(k) under the Securities Act of 1933, as amended. The removal of any restrictive legends from the shares of common stock issued on conversion of the Notes will be dictated by the provisions of Rule 144(k).

Designation and issuance of our Series B Convertible Preferred Shares

On September 26, 2007, the Company and UPDA agreed to revise the terms of the Notes held by UPDA. Pursuant to the revised terms, UPDA agreed to convert the entire $4,756,000 face amount of the Notes held by them into 4,756,000 shares of our newly created Series B Convertible
Preferred stock. Therefore, the conversion rate of the Notes converted by UPDA was one share of Series B preferred stock for each one dollar of
Notes converted. The 4,756,000 shares of Series B Convertible Preferred Stock were issued to UPDA on September 30, 2007 and all of the Notes held by UPDA were surrendered to the Company for cancellation. The shares of Series B Convertible Preferred Stock held by UPDA are convertible in to 118,900,000 shares of the Company's common stock and UPDA has the right to vote the shares of Series B Preferred stock on an "as converted" basis in any matters for which the holders of our common stock are entitled to vote.

Pursuant to the Certificate of Designations, Preferences and Rights for Series B Convertible Preferred Stock filed by the Company, the Company authorized 5,000,000 shares of Series B Convertible Preferred Stock, par value $0.001 per share, for issuance. Each share of the Series B Convertible
Preferred Stock is convertible into twenty-five (25) shares of the Company's common stock. Each share of the Series B Convertible Preferred Stock has a liquidation preference over our common stock up to a maximum of one (1) dollar per preferred share. The shares of Series B Convertible
Preferred Stock have the right to vote on an "as converted" basis in any matters for which the holders of our common stock are entitled to vote.

Company common shares issued to accommodate Catlin asset purchase from third parties

On July 1, 2007, Catlin Oil and Gas Inc. entered a Purchase and Sale Agreement with Jilpetco Inc., Petro Pro, PKC Energy and Jed Miesner for the
acquisition of the Palo Pinto Assets. The purchase price was $3,600,000 together with 12,500,000 shares of UPDA restricted common stock and
4,000,000 restricted shares of the Company's common stock. The number of shares of UPDA common ctock and the number of shares of the
Company's common stock issued was adjusted as of the date of closing to reflect a total payment of $800,000 in UPDA common stock and $400,000 in the Company's common stock. The Company's shares were issued on September 14, 2007 in exchange for a long-term promissory note receivable from Catlin for $400,000. See "Note 4-Related Party Notes Receivable" above for a description of the Catlin note receivable.

The Palo Pinto Assets were subsequently transferred from Catlin to the Company as described in Note 5 above.

Heartland Oil & Gas Corp.
Financial Statement Notes

Note 8-Sale of Common Stock, Stock Options and Warrants (cont.)

Changes to Our Board of Directors

On January 28, 2008, the Company and the Company's CEO Steven A. Fall mutually agreed to his resignation from all the positions held by Mr. Fall in the Company. On the same day, Mr. Fall also entered into an Agreement and General Release ("Agreement") with the Company whereas the
Company accepted the resignation of Mr. Fall as Chief Executive Officer, President and a director of the Company on February 1, 2008, the termination date. In the Agreement the Company agreed that for a period up to and including March 31, 2008, it shall continue to pay Mr. Fall's salary, and his medical and dental insurance premiums. The Company also agreed to pay $16,000 to Mr. Fall, subject to his giving his best effort to continue to assist the Company as necessary in the completion of any and all reports as required by the SEC and /or other governmental entities or regulatory bodies.

Heartland Oil & Gas Corp.
Financial Statement Notes

Note 9-Income Tax

At March 31, 2008, we had approximately $47,744,000 in pretax US federal and state net operating loss carryforwards, expiring through 2028. We incurred portions of such net operating loss carryforwards prior to September 17, 2002, our reverse acquisition date. As such, we anticipate limitations to the use of these carryforwards under Internal Revenue Code Section 382. We provide for deferred tax arising from temporary differences in the book and tax carrying amounts of assets and liabilities. Temporary differences arise primarily from differences in reporting stock-
based compensation, intangible drilling and completion cost and oil and gas impairment expense. We have fully reserved the deferred tax assets that arise from such operating loss carryforwards and temporary differences of approximately $18,382,000 at March 31, 2008, in the accompanying financial statements as follows.

March 31, 2008
Net operating loss deduction	$18,382,000
Valuation Allowance	(18,382,000)
Net Deferred Tax Asset	$-

Reconciliation of the differences between the statutory tax rate and the effective tax rate is:

March 31, 2008
Federal statutory tax rate	34.00%
State Tax Rate	4.50%
Effective Tax Rate	38.50%
Valuation Allowance	-38.50%
Net Effective Tax Rate	-

Note 10-Other Related Party Transactions

UPDA Relationship to Former and Current Convertible Debt Holders of the Company

On April 6, 2007 UPDA entered into a Loan Agreement with Sheridan Asset Management ("Sheridan") in which Sheridan agreed to lend the
Company $3,635,000 with an original issue discount of $908,750 based upon a 29.12% yield to maturity ("the Note"). The Company's use of the
$2,726,250 net proceeds from the subscription amount was (a) $1,000,000 to acquire 52% of Heartland Oil and Gas's ("Heartland") outstanding common stock (the "Stock Sale"), (b) $1,500,000 for the note purchase transaction (the "Note Purchase"), $100,000 was used to pay the originator fee to the lender and closing costs, and the remainder was used by Heartland for working capital. This note is pursuant to the loan agreement dated
April 6, 2007. The $3,635,000 note was to mature on April 6, 2008, but as discussed further below in this footnote it was not repaid by UPDA at its maturity date. As discussed below under "Secured Sheridan Borrowing By UPDA And Its Subsidiaries Under Second Loan Agreement With
Restrictive Covenant," on May 1, 2008, UPDA entered into a Forbearance Agreement with Sheridan, pursuant to which Sheridan agreed not to exercise its rights under the Loan Documents that would have arisen as a result of that Registrant's non-payment of the principal amount on April 6,
2008.

On April 6, 2007, UPDA issued Sheridan a warrant to purchase 2,234,382 fully paid and nonassessable shares of its common stock for an exercise price of $.5483, pursuant to the Loan Agreement dated April 6, 2007. The warrant expires on April 6, 2012.

On April 6, 2007, in connection with UPDA's agreement with Sheridan, the Company and its subsidiaries have pledged all their assets to secure the amounts due to Sheridan. In addition, Kamal Abdallah, Chairman and CEO and Christopher McCauley, Secretary and a board member, have provided the lender with personal guarantees. The 5,063,176 shares of Heartland common stock that are now owned by UPDA have also been pledged as collateral for the amounts due to Sheridan.

On April 20, 2007 UPDA closed the Note Purchase with SDS Capital Group and Bay Star Capital (together the "Sellers") in which UPDA purchased
$4,756,000 in outstanding promissory notes of Heartland for an aggregate purchase price of $1,500,000 and 26,260,504 restricted shares of common stock of UPDA. During April 2007, UPDA issued the 26,260,504 shares of its common stock to SDS Capital and Bay Star Capital.

Heartland Oil & Gas Corp.
Financial Statement Notes

Note 10-Other Related Party Transactions (cont.)

UPDA Relationship to Former and Current Convertible Debt Holders of the Company (cont.)

Five Star currently holds 165 shares of UPDA's Class B Convertible Preferred Stock convertible into 3,300,000 shares of Common Stock of UPDA.

Readers of the Company's current consolidated financial statements herein should consult the most recent Form 10QSB and 10KSB on file with the
SEC for a better understanding of the Company's current financial status.

Secured Sheridan Borrowing By UPDA And Its Subsidiaries Under Second Loan Agreement With Restrictive Covenant.

On August 16, 2007, UPDA and its UPDA-O, Heartland, Catlin, Canyon Creek, and Aztec subsidiaries entered into a second Loan Agreement with
Sheridan (the "Holder") for $3,250,000. The proceeds of the loan were used by UPDA's wholly owned subsidiary, Catlin Oil & Gas, Inc., to complete the Palo Pinto acquisition. UPDA was the primary borrower under the terms and conditions of this Loan Agreement. The Company executed a Subsidiary Guarantee and Security Agreement in connection with this loan.

The outstanding Principal Amount under the Loan shall be due and payable by UPDA, in thirty-six (36) consecutive equal installments in the amount of $90,278, due on each Settlement Date. UPDA shall pay interest on the unpaid Principal Amount of the Loan, from August 15, 2007 until such principal amount shall be paid in full, at the rate of 15% per annum. In addition to the 15% per annum interest payable by UPDA to the Holder,
UPDA shall pay to the Holder interest at the rate of 5% per annum, on the principal amount outstanding from time to time hereunder ("PIK
Amount") on the Maturity Date. Kamal Abdallah, Chairman and CEO and Christopher McCauley, a Director and Secretary have provided the lender with personal guarantees.

The Senior Secured Promissory Note dated August 16, 2007 under this second loan agreement contains certain negative covenants to be met by
UPDA and the Company, which include: limitations on dividends and distribution and repurchase of Company common stock other than distribution to the Company by its wholly owned subsidiary; limits on sale, transfer and disposal of Company assets except for sale by UPDA of the Palo Pinto and other Catlin assets to the Company pursuant to the terms of a purchase agreement; issuance of more than $250,000 in fair value at any time in common stock or securities exchangeable for, convertible into or exercisable for common stock of the Company; incur any capital expense in excess of $500,000; consummate any merger or acquisition except on terms satisfactory to Sheridan; maintenance by the Company of a cash flow coverage ratio (See Note 5) . The promissory note imposes certain negative covenants on the Company related to and requiring lender approval: merger or acquisition activities or management changes. Other covenants to be met by the Company include minimum net worth and earnings before interest, taxes and depreciation ("EBITDA"). The promissory note also contains provisions relating to change in Company control as well as minimum net worth.

At March 31, 2008, UPDA and its subsidiaries had aggregate debt due Sheridan under acquisition related term and revolving notes payable of
$5,847,067 excluding acquisition related notes payable that are owed at that date by UPDA's Continental Fuels Inc. subsidiary of $4,130,983 to
Sheridan that require separate loan compliances by Continental. The secured Sheridan borrowings by Continental and matters relating to loan its loan compliance thereof are described in detail in Note 14.

Pursuant to the above, on May 1, 2008, UPDA entered into a Forbearance Agreement with Sheridan, pursuant to which Sheridan agreed not to exercise its rights under the Loan Documents, for the $3,635,000 note payable discussed above, that would have arisen as a result of that Registrant's non-payment of the principal amount on April 6, 2008. Pursuant to the Forbearance Agreement, Sheridan agreed to extend the due date of the Term
Loan to November 1, 2008, as long as UPDA continues to satisfy the terms and conditions of that agreement. Among other things, the Forbearance
Agreement required the borrower, UPDA, to pay Sheridan accrued interest of $50,347 outstanding at April 30, 2008, and to pay accrued and unpaid interest outstanding on the note on the first day of each calendar month during the Forbearance Term commencing on June 1, 2008. The agreement also requires the borrower to pay $100,000 a month towards principals on the first day of each calendar month during the Forbearance Term commencing on June 1, 2008. In addition the borrower is required to pay a Forbearance fee of $500,000 on November 1, 2008. Interest accruable under the Forbearance Agreement is chargeable at a rate of 20% per annum. Finally, the borrower required to demonstrate to the lender timely fulfillment of oil and gas production milestone established in a schedule made part of the agreements.

Heartland Oil & Gas Corp.
Financial Statement Notes

Note 11 - Commitments and Contingencies

Lease Agreements

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

Lease Agreements (cont.)

Under the above lease agreement, at March 31, 2008 the Company's future commitments are as follows:

Years Ending March 31,	Amounts
2009	$85,392
2010	85,392
2011	85,392
2012	85,392
2013 and after	49,812
$391,380

Note 12 -Litigation - Dispute Concerning Location of Company Compressor

On September 6, 2007, the Company's Motion for Conversion to Chapter 60 and for Trial Continuance came on for hearing in the District Court of
Miami County, Kansas and was granted. The trial scheduled for September 6, 2007 was rescheduled. This is an action file by plaintiffs seeking to evict Heartland from the land on which its compressor is located in Kansas. In consideration of this on-going case in Kansas, the Company has already located a new site to which the Company can move these facilities at nominal expenses should that becomes necessary.

On March 27, 2008, a former employee filed a petition against Heartland Oil & Gas Corporation, a wholly owned subsidiary of the Company, alleging that it had breached its employment contract with him.  In addition to attorneys' fees, the former employee is seeking $99,650, which is derived from the remainder of his base salary, his annual cash bonus and his out of pocket expenses.  Heartland believes the suit is without merit and intends to vigorously defend itself.  Toward that end, the Company filed an answer denying the allegations asserted in the suit.

Beginning March 31, 2008, a three day court trial was conducted relative to the Kansas litigation regarding the action filed by plaintiffs seeking to evict the Company from the land on which its compressor is located in Kansas. During the trial, the Court reviewed evidence and heard testimony from various witnesses and made rulings on several legal issues. At the conclusion of the trial, the Court directed counsel for each of the parties to submit proposed findings of fact and conclusions of law by or before April 23, 2008, after which time the Court will render its final decision on the case. No final decision by the Court has as yet been rendered.

Note 13- Sale of Royalty Interest/Leases

On January 10, 2008, the Company entered into a sale of certain interest in leases in Nemaha County, Kansas with Noble Petroleum, Inc. for total of
$27,200 based on $10 per acre for the leases. The Company also retains and expects a one thirty second (1/32) over-riding royalty interest of oil, gas and mineral revenues which the Company leases to Noble Petroleum, Inc. The Company's cost of these leases had been written off in a prior year.

Heartland Oil & Gas Corp.
Financial Statement Notes

Note 14- Subsequent Events

Secured Sheridan Borrowing by Continental Subsidiary of UPDA Under Loan Agreement with Restrictive Covenants.

As discussed in Note 10, above, as of May 1, 2008, UPDA entered into a Forbearance Agreement with Sheridan, pursuant to which Sheridan agreed not to exercise its rights under the Loan Documents that would have arisen as a result of the Registrant's non-payment of the principal amount on
April 6, 2008. Pursuant to the Forbearance Agreement, Sheridan agreed to extend the due date of the Term Loan to November 1, 2008, as long as
UPDA continues to satisfy the terms and conditions of that agreement.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion reports material changes from December 31, 2007 through March 31, 2008, as well as other information. We encourage the reader to also read Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-KSB for the
period ended December 31, 2007. Factors that could cause or contribute to such difference include, but are not limited to; those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risks Related To Our Business".

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

We project that our capital program for the this year will allow us to create value by drilling 100 wells and installing 14.5 miles of transportation lines and associated facilities necessary to support the drilling program and to hook up currently stranded gas, compared to the 2007 program in which we drilled 21 wells. We have currently secured the necessary pipeline rights of way to achieve this program. Successes may also encourage the initiation of additional discretionary projects.

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

Results of Operations for the Three Months Ended March 31, 2008 and 2007.

Revenue and operating expense

During the three months ended March 31, 2008 and 2007, we sold $521,982 and $110,520 of natural gas, earned $25,292 and $5,824 in compression and transportation revenue, respectively. The increase in revenues was the result of the acquisition of Jack and Palo Pinto leases and increased production from our leases. The total volume for the three months ended March 31, 2008 and 2007 was 53,670 and 17,161 Mcf at an average price of $9.24 and $6.44, respectively. Lease operating expenses and production tax were $319,669 and $74,522, respectively.

Exploration expense, expired leases for the three months ended March 31, 2008 and 2007 was $429,806 and $23,159, respectively, an increase of
$406,647. Depreciation, depletion and accretion expense for the three months ended March 31, 2008 and 2007 was $167,110 and $97,923, respectively, an increase of $69,187. The increase in depreciation, depletion and accretion was a result of the acquisition of Jack and Palo Pinto leases and increased production from our leases.

Share based compensation was none and $8,437 for the three months ended March 31, 2008 and 2007, respectively. The decrease of $8,437 occurred because no shares were issued for compensation in 2008.

Salaries and related benefits was $173,343 and $134,379 for the three months ended March 31, 2008 and 2007, respectively.

Other general and administrative expense for the three months ended March 31, 2008 and 2007 was $237,391 and $61,797, respectively, an increase of $175,594 . This change was due in part to an increase in our legal and accounting fees. Legal and accounting fees were $96,598 for the three months ended March 31, 2008.

Interest expense for the three months ended March 31, 2008 and 2007 was $92,577 and $6,296,446, respectively, a decrease of $6,203,869. This change was due to the effect of the conversion of $6,300,000 of Preferred stock to convertible debt in the first quarter of 2007.

Interest income for the three months ended March 31, 2008 and 2007 was $4,986 and $3, respectively. The increase of $4,983 was due to interest on notes receivable outstanding in 2008 that were not outstanding in 2007.

Gain on sale of leases for the three months ended March 31, 2008 and 2007 was $27,200 and none, respectively. The increase was due to the sale of interest in leases to Noble Petroleum, Inc in 2008.

Loss on abandonment of fixed assets for the three months ended March 31, 2008 and 2007 was $6,816 and none, respectively.

Net loss for the three months ended March 31, 2008 and 2007 was $847,252 and $6,580,316, respectively. The decrease of $5,733,064 was mainly due to the interest expense that resulted from the effect of the conversion of $6,300,000 of Preferred stock to convertible debt in the first quarter of
2007.

Operation Plan

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

Liquidity and Capital Resources

Cash Requirements

The Company has incurred recurring operating losses since its inception, and as of March 31, 2008 had an accumulated deficit of approximately
$61,140,095 and had insufficient capital to fund all of its obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Operating Activities

As shown in the consolidated financial statements, at March 31, 2008, the Company had cash on hand of $1,315, compared to $59,291 at March 31,
2007. Net cash provided by operating activities was $212,515 for the three months ended March 31, 2008. We had a net loss of $847,252. We had non-cash charges that included $10,971 due to accretion of the asset retirement obligation, $6,816 loss on abandonment of fixed assets, $429,806 of exploration expense for expired leases, $156,139 of depreciation, depletion or amortization, $4,986 of interest income related to the note receivable from Catlin, and $92,363 of interest expense resulting from various notes and loans payable. In addition, changes in operating assets and liabilities totaled $395,858 for the three months ended March 31, 2008.

Net cash used in operating activities was $60,927 for the three months ended March 31, 2007. We had a net loss of $6,580,316. We had non-cash charges that included $6,416,446 of interest expense resulting from discount on notes arising from the exchange of preferred stock for convertible debt, $92,949 of depreciation, depletion and amortization, $8,437 related to share based compensation, $23,159 of exploration expense for expired leases and $4,974 of accretion of asset retirement obligation. In addition, changes in operating assets and liabilities totaled $26,576 for the three months ended March 31, 2007.

Investing Activities

Cash flows used in investing activities was $283,801 during the three months ended March 31, 2008. It primarily consisted of $92,217 for purchase of pipeline and facilities, $177,179 of acquisition and exploration of oil and gas property, and $27,200 from proceeds from sale of oil and gas leases;
less $41,605 advances made to parent entity and its UPDA-O subsidiary.

Cash flows used in investing activities was $35,506 during the three months ended March 31, 2007. It primarily consisted of $30,018 of cash proceeds from the acquisition and exploration of oil and gas property and $5,488 for purchase of pipeline and facilities.

Financing Activities

The cash flows provided by financing activities of $71,282 during the three months ended March 31, 2008, consisted of $37,218 decrease in cash overdraft, $108,500 from proceeds of loans from parent entity/company officer/shareholder.

The cash flows provided by financing activities of $80,000 during the three months ended March 31, 2007, consisted of an $80,000 advance received from buyer on the sale of the majority interest in the Company.

We had losses of $847,252 for the three months ended March 31, 2008.

While we expect to raise the additional financing in the future, there can be no guarantee that we will be successful.

We have no significant off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We conduct no hedging activity. We have no derivative contracts.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending March 31, 2008 covered by this quarterly report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company's Chief Executive Officer and acting Chief Financial Officer does not relate to reporting periods after March 31, 2008.

Management's Report on Internal Control Over Financial Reporting

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

The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of the Company's Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in  Internal Control-Integrated Framework  issued by the
Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of March 31, 2008 under the criteria set forth in the in Internal Control-Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely
basis.   Management has determined that material weaknesses exist due to a lack of segregation of duties, resulting from the Company's limited resources.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the
SEC that permit us to provide only management's report in this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II-Other Information

Item 1.	Legal Proceedings

On September 6, 2007, the Company's Motion for Conversion to Chapter 60 and for Trial Continuance came on for hearing in the District Court of
Miami County, Kansas and was granted. The trial scheduled for September 6, 2007 was rescheduled. This is an action file by plaintiffs seeking to evict Heartland from the land on which its compressor is located in Kansas. In consideration of this on-going case in Kansas, the Company has already located a new site to which the Company can move these facilities at nominal expenses should that becomes necessary.

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

On March 27, 2008, a former employee filed a petition against Heartland Oil & Gas Corporation, a wholly owned subsidiary of the Company, alleging that it had breached its employment contract with him.  In addition to attorneys' fees, the former employee is seeking $99,650, which is derived from the remainder of his base salary, his annual cash bonus and his out of pocket expenses.  Heartland believes the suit is without merit and intends to vigorously defend itself.  Toward that end, the Company filed an answer denying the allegations asserted in the suit.  As of April 9, 2008, there have been no material developments in this case.

Item 1A.	Risk Factors

Item 1A. "Risk Factors" of our Annual Report on Form 10-KSB for the year ended December 31, 2007 includes a detailed discussion of our risk factors. There have been no significant changes to our risk factors as set forth in our 2007 Form 10-KSB.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On July 31, 2007, the Company and Five Star Partners, LLP ("Five Star"), the holder of an aggregate of $1,729,000 of our outstanding Notes, agreed to amend the conversion terms of those Notes. Pursuant to the terms and conditions agreed to by the parties, the Company agreed to allow for the conversion of the Notes into shares of the Company's common stock at their stated rate of $0.04 per common share. Pursuant to this amendment, the
Notes held by Five Star were convertible into an aggregate of 43,225,000 shares of the Company's common stock. During the 2007 fiscal year, the
Company issued an aggregate of 19,025,000 shares of common stock to Five Star pursuant to this conversion provision. During the fiscal quarter ended March 31, 2008, the Company issued an additional 12,500,000 shares of common stock to Five Star pursuant to this conversion provision.

The shares of common stock issued to Five Star, as described above, were restricted shares and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended, or such sale is pursuant to a valid exemption from such registration. The transactions referred to above did not involve an underwriter or placement agent and there were no underwriter's discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction. The transactions referred to above were exempt transactions in accordance with the provisions of Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering. We did not engage in any public solicitations in connection with the above transactions.

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

10.6

Amended and Restated Security Agreement, dated as of August 16, 2007, by and between Universal Property Development and Acquisition Corporation, a Nevada corporation, each of its subsidiaries, Kamal Abdallah, Christopher McCauley and Sheridan Asset Management, LLC, a Delaware limited liability company. Incorporated by reference to Exhibit 10.6 to our Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008.

31

10.7

Amended and Restated Subsidiary Guarantee, dated as of August 16, 2007, in favor of Sheridan Asset Management LLC, as executed by each of the subsidiaries of Universal Property Development and Acquisition Corporation, a Nevada corporation. Incorporated by reference to Exhibit 10.7 to our Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008.

10.8

Form of Common Stock Purchase Warrant, with an issue date of August 17, 2007, for the purchase of 937,140 shares of the common stock of HTOG issued to Sheridan Asset Management, LLC, a Delaware limited liability company. Incorporated by reference to Exhibit 10.8 to our Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008.

10.9 #	Master Service Agreement between Heartland Oil and Gas Corp. and Aztec Well Services Inc. dated March 1, 2008.

10.10 #	Lease Operating Agreement between Heartland Oil and Gas Corp. and Aztec Well Services Inc. dated March 1, 2008.

21.1#	List of Subsidiaries.

31.1 #*	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #*	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 #*	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 #*	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 ____________________________

#	Filed herewith.
*

This certification "accompanies" this Quarterly Report, is not deemed filed with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Heartland has duly caused this report to be signed on its behalf by the undersigned authorized officer.

HEARTLAND OIL AND GAS CORP.
(Registrant)

Date: May 20, 2008	/S/ Kamal Abdallah
Kamal Abdallah
Chief Executive Officer and President

33