Form 10-Q
period 2008-06-30
HEARTLAND OIL & GAS CORP
filed 2008-08-20
CIK 1075636

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

__	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-32669

Heartland Oil and Gas Corp.
(Name of small business issuer as specified in its charter)

Nevada	91-1918326
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

PO Box 277
Jacksboro, TX 76458
(Address of principal executive offices)

Issuer’s Telephone Number: 214-888-0300

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

As of August 14, 2008, the number of shares of common stock, $0.001 par value, outstanding was 889,407,720.

Transitional Small Business Disclosure Format (check one): Yes ___   No X

HEARTLAND OIL AND GAS CORP.
Form 10-Q
For the Quarterly Period Ended June 30, 2008

PART I - Financial Information

Item 1.	Financial Statements

Heartland Oil and Gas Corp.
Balance Sheet

	June 30, 2008		December 31, 2007
Assets	Unaudited		Audited
Current assets:
Cash	$ 4,384		$ 1,319
Gas sales receivable	462,694		294,087
Oil inventory	113,166		84,091
Prepaid expense and other current assets	83,896		115,040
Total current assets	664,140		494,537
Oil and gas property-full cost method
Unproved, undeveloped (Note 3)	104,775		535,686
Proved, developed properties, full cost method, net of accumulated
depletion of $765,435 and $387,136, respectively	4,189,129		4,355,646
Pipeline and facilities, net of accumulated depreciation of
$455,427 and $354,450, respectively	3,731,554		3,399,177
	8,025,458		8,290,509
Other property and equipment, net of accumulated
depreciation of $41,783 and $138,871, respectively	25,008		38,761

Other assets
Due from UPDA, parent entity	164,489		175,399
Notes receivable from Catlin Oil and Gas, Inc., a wholly-owned (Note 4)
subsidiary of parent entity, including accrued interest receivable
of $18,301 and $8,329, respectively	418,301		408,329
	582,790		583,728

Total Assets	$ 9,297,396		$ 9,407,535

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Cash overdraft	2,733		$ 60,411
Accounts payable and accrued liabilities	935,718		735,408
Due to Aztec, Inc a wholly-owned subsidiary of UPDA	702,031		926,930
Due to Geer Tank Truck, Inc., which bcame a wholly-owned	-
subsidiary of the Continental Fuels, Inc. subsidiary of UPDA	100,053		-
Notes and loans payable:	-
Short-term promissory note payable to Parent entity- UPDA, including accrued interest payable of $136,313 and $45,438, respectively	3,771,313		3,680,438
Convertible debt due to Parent entity/company officer/shareholder, including accrued interest payable of $16,663 and $5,793, respectively	-		220,793
Other advances received from Parent entity/Company officer/shareholder, including accrued interest payable of $1,606	443,805
Other related party relationships	53,364		51,370
Other	53,364		51,370
	-		-
Total current liabilities	6,062,381		5,726,720
Long-term asset retirement obligation	786,096		732,416
Long-term promissory note payable to Parent entity-UPDA, including interest payable of $118,490 and $39,496, respectively	3,278,213		3,199,219

Total Liabilities	10,126,690		9,658,355

Stockholders’ deficit:
B Series convertible Preferred Stock - $0.001 par value, 5,000,000 shares
authorized, 4,756,000 shares issued and outstanding	4,756		4,756
Common stock - $0.001 par value, 100,000,000 shares authorized,
639,907,720 and 29,707,720* shares issued, and outstanding at
June 30, 2008 and December 31, 2007, respectively	639,908		29,708
Common stock - $0.001 par value to be issued of 239,000,000 and 24,200,000
shares, respectively	239,000		24,200
Additional paid-in capital	87,208,359		59,983,359
Accumulated deficit	(88,921,317)		(60,292,843)
Total stockholders’ deficit	(829,294)		(250,820)

Total liabilities and stockholders’ deficit	$ 9,297,396	#	$ 9,407,535

See accompanying notes.

Heartland Oil and Gas Corp.
Statement of Operations
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Oil & natural gas sales	$ 707,177	$ 119,190	$ 1,229,159	$ 229,710
Compression & transportation revenue	14,660	6,023	39,952	11,847
Total revenue	721,837	125,213	1,269,111	241,557

Operating expense
Lease operating expenses and production tax	273,239	113,430	592,908	187,953
Exploration expense, expired leases	1,105	15,895	430,911	39,054
Depreciation, depletion & accretion	174,040	94,270	341,150	192,193
Share based compensation	-	10,701	-	19,138
Salaries and related benefits	34,309	-	207,652	-
General and administrative	121,486	278,460	358,877	474,635
Total operating expense	604,179	512,756	1,931,498	912,973

Loss from operation	117,658	(387,543)	(662,387)	(671,416)
Interest expense resulting from discount on notes arising from the
exchange of preferred stock for convertible debt	(93,971)	-	(186,548)	-
Interest income	4,986	2,370	9,972	2,373
Interest expense	-	(1,820)	-	(6,298,266)
Stock based facilitation fees incurred to former convertible debt
holders coincident to change in Company control	-	-	-	-
Gain on sale of fixed assets	8,442	-	1,626	-
Gain on sale of leases	-	-	27,200	-
Stock based compensation to Five Star	(27,818,337)	-	(27,818,337)	-

Net loss	$ (27,781,222)	$ (386,993)	$ (28,628,474)	$ (6,967,309)

Basic & diluted net loss per common share	$ (0.32)	$ (0.01)	$ (0.33)	$ (0.12)
Basic & diluted weighted average	$ (0.32)	$ (0.01)	$ (0.33)	$ (0.12)

Weighted-average number of common shares outstanding	85,576,676	60,231,450	85,576,676	60,231,450

See accompanying notes.

Heartland Oil and Gas Corp.
Stockholders’ (Deficit) Equity Statement

		Common			Common		Additional
	Common	Shares	Preferred	Common	Stock	Preferred	Paid-In	Accumulated
	Shares	To Be Issued	Shares	Stock	To Be Issued	Stock	Capital	Deficit	Total
Balance, December 31, 2006	4,673,701	-	-	$ 4,674	$ -	$ -	$ 51,257,921	$ (46,415,936)	$ 4,846,659

Acquisition of Company common stock by UPDA:
Shares issued to UPDA at par value	5,063,176	-	-	5,063	-	-	(5,063)	-	-
Cash consideration paid by UPDA for shares issued	-	-	-	-	-	-	1,000,000	-	1,000,000
Offering costs paid in cash related to Company
common stock issued to UPDA	-	-	-	-	-	-	(50,000)	-	(50,000)
Common stock issued to pay additional offering costs
related to Company common stock issued to UPDA	33,333	-	-	33	-	-	29,967	-	30,000
Offering costs paid in stock related to
Company common stock issued to UPDA	-	-	-	-	-	-	(30,000)	-	(30,000)
Stock based facilitation fees incurred to former debt holder
SDS Capital & Baystar in conjunction with UPDA’s acquisition
of convertible promissory notes payable of the Company-see Note 8	542,800	-	-	543	-	-	895,077	-	895,620
Conversion of convertible promissory note payable acquired by
Five Star coincident to UPDA acquisition of the Company converted
& to be converted into Company common stock by Five
Star-see Note 8	19,025,000	24,200,000	4,756,000	19,025	24,200	4,756	6,437,019	-	6,485,000
Company Common Stock issued to finance UPDA’s
60%-owned Catlin Oil and Gas, Inc., subsidiary’s
Palo Pinto acquisition (See Note 8)	369,710	-	-	370	-	-	399,630	-	400,000
Issuance of stock options as compensation	-	-	-	-	-	-	48,808	-	48,808
Net loss	-	-	-	-	-	-	-	(13,876,907)	(13,876,907)
Balance, December 31, 2007	29,707,720	24,200,000	4,756,000	$ 29,708	$ 24,200	$ 4,756	$ 59,983,359	$ (60,292,843)	$ (250,820)

Additional conversion of convertible promissory note payable acquired by
Five Star coincident to UPDA acquisition of the Company converted
& to be converted into Company common stock by Five
Star-see Note 8	24,200,000	(24,200,000)	-	24,200	(24,200)	-	-	-	-
Stock based compensation resulting from stock converted by Five Star from Notes payable from Promissory notes payable of the Company held by Kamal Abdallah assigned to Five Star - See Note 8	586,000,000	239,000,000	-	586,000	239,000	-	27,225,000	-	28,050,000
Net loss	-	-	-	-	-	-	-	(28,628,474)	(28,628,474)
Balance, June 30, 2008	639,907,720	239,000,000	4,756,000	$ 639,908	$ 239,000	$ 4,756	$ 87,208,359	$ (88,921,317)	$ (829,294)

See accompanying notes.

Heartland Oil & Gas Corp.
Statement of Cash Flows
(Unaudited)

		Six Months Ended	Six Months Ended
		June 30, 2008	June 30, 2007
Cash flow used in operating activity
	Net loss	$ (28,628,474)	$ (6,967,309)
	Adjustments to reconcile net loss to net cash
	used in operating activity:
	Accretion of asset retirement obligation	27,714	9,923
	Gain on sale of leases	(27,200)	-
	Gain on sale of fixed assets	(1,626)	-
	Interest expense resulting from discount on notes arising from the
	exchange of preferred stock for convertible debt	-	6,416,446
	Share-based compensation	-	19,138
	Depreciation,depletion and amortization	313,436	182,270
	Exploration expense, expired Leases	430,911	39,054
	Interest income added to note receivable balances due from:
	Catlin Oil and Gas, Inc.	(9,972)	-
	Stock based compensation to Five Star	27,818,337	-

	Interest expense added to notes and loans payable balances due to:
	Promissory note payable to Parent entity- UPDA	90,875	-
	Long-term promissory note payable to Parent entity-UPDA	78,994	-
	Parent entity/company officer/shareholder	12,475	-
	Other related party relationships	1,994	-
	Other	1,994	-
	Changes in operating asset and liabilities
	Increase in gas sales receivable	(168,607)	-
	Increase in other current assets	-	(54,147)

	Increase in oil inventory	(29,075)	-
	Decrease (increase) in prepaid expense	31,144	(76,029)

	Increase in accounts payable and accrued liabilities	200,310	177,478
	Decrease in due to Aztec, Inc a wholly-owned subsidiary of UPDA	(224,899)	-
	Increase in due to Geer Tank Trucks, Inc., which became a wholly-owned
	subsidiary of the Continental Fuels, Inc. subsidiary of UPDA	100,053	-
	Net cash provided by (used in) operating activity	18,384	(253,176)

Cash flow used in investing activity

	Purchase of pipeline and facilities	(227,795)	(10,929)
	Acquisition and exploration of oil and gas property	(211,782)	(263,733)
	Repayment of amount due from parent entity-UPDA-O subsidiary	10,910	-
	Proceeds from sale of equipmemt	1,626	17,405
	Proceeds from sale of oil and gas leases	27,200	-

	Net cash used in investing activity	(399,841)	(257,257)

Cash flow from financing activity
	Decrease in due to related parties	-	(495,322)
	Decrease in cash overdraft	(57,678)	-
	Other advances received from Parent entity/Company officer/shareholder	442,200	-
	Additional paid-in capital	-	1,000,000
	Share issue costs	-	(50,000)
	Net cash provided by financing activity	384,522	454,678

Net (decrease) in cash		3,065	(55,755)
Cash	beginning of period	1,319	75,724
Cash	end of period	$ 4,384	$ 19,969

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

On April 19, 2007 there was a sale of a 52% interest in the Company’s common stock to Universal Property Development and Acquisition Corporation ("UPDV"). After adjusting the previous quarter’s issuance to UPDV for the July 25, 2007 1-for-10 reverse stock split and through subsequent transactions, UPDV’s interest has decreased to 16% as of June 30, 2008.

We have incurred recurring losses from operations and have accumulated a deficit of $88,921,317 since inception. At June 30, 2008, we had negative working capital. Since inception, we have funded operations through the issuance of capital stock and debt. We plan to continue raising additional funds through future equity or debt financing until we achieve profitable operations.

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

Basic and Diluted Net Income (Loss) Per Share

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The dilutive effect of preferred stock, warrants and options convertible into an aggregate of approximately 118,900,000 and 0 of common shares as of June 30, 2008 and 2007 respectively, are not included because the inclusion of such would be anti-dilutive for all periods presented.

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

Long-Lived Assets

In accordance with FASB Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review the carrying value of intangible assets and other long-lived assets, such as other properties and equipment, on a regular basis for the existence of facts or circumstances that may suggest impairment. We recognize impairment when the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset. We measure impairment losses, if any, as the excess of the carrying amount of the asset over its estimated fair value. No provision for impairment is required at June 30, 2008 and December 31, 2007.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standard Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109 Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting interim period, disclosure and transition. There were no adjustments required upon adoption of FIN 48.

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

For the six months ended June 30, 2008 and 2007, we expensed the fair value of options granted to non-employees, employees, officers and directors.

Heartland Oil & Gas Corp.
Financial Statement Notes

Note 1-Organization, Operations and Significant Accounting Policies (cont.)

Stock-Based Payment (cont.)

Assumptions used to determine compensation expense are determined as follows:

·	Expected term is determined using a weighted average of the contractual term of the award;

·	Expected volatility of award grants is measured using the weighted average of historical daily changes in the market price of the Company’s common stock over the expected term of the award;

·	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and

·	Forfeitures are based on the history of cancellations of awards granted and management’s analysis of potential forfeitures.

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

Major Customers

For the six months ended June 30, 2008, one customer, Enbridge Marketing (U.S.) LP, was responsible for purchasing 100% of our natural gas sales.

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

Heartland Oil & Gas Corp.
Financial Statement Notes

Note 1-Organization, Operations and Significant Accounting Policies (cont.)

Recent Accounting Pronouncements (cont.)

The Company does not anticipate that the adoption of SFAS No. 141R and No. 160 will have an impact on the Company’s overall results of operations or financial position, unless the Company makes a business acquisition in which there is a noncontrolling interest.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, "Use of a Simplified Method in Developing Expected Term of Share Options" ("SAB 110"). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in Staff Accounting Bulletin 107, Share Based Payment, ("SAB 107"), for estimating the expected term of "plain vanilla" share options regardless of whether the company has sufficient information to make more refined estimates. SAB 110 became effective for the Company on January 1, 2008. The adoption of SAB 110 is not expected to have a material impact on the Company’s financial position.

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No.159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No.115". SFAS No.159 permits entities to choose to measure eligible financial instruments and other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument but only upon the entire instrument - not portions of the instrument. Unless a new election date occurs, the fair value option is irrevocable. SFAS No.159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect that the adoption of SFAS No. 159 will have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133." Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of FASB 161 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60." Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

Heartland Oil & Gas Corp.
Financial Statement Notes

Note 2- Basis of Presentation

Interim Financial Statements

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2008 and the results of its operations, changes in stockholders’ deficit, and cash flows for the six months periods ended June 30, 2008 and 2007, respectively. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 filed on April 15, 2008.

Going-Concern Status

We have incurred significant losses since inception. As of June 30, 2008, we have an accumulated deficit of $88,921,317 and a net loss for the current six month period of $28,628,474. At June 30, 2008, we had limited financial resources. Our continuation is dependent upon our ability to raise additional capital, to exploit our mineral holdings, and to generate sufficient revenue from our planned operations to enable us to attain and maintain profitable operations. We sold natural gas for the first time in February 2006.

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

Undeveloped Acreage	June 30, 2008	December 31, 2007
Beginning Balance	$535,686	$1,688,889
Acquisition of undeveloped acreage	-	7,554
Less expired leases (A)	(430,911)	(1,160,757)
Total undeveloped properties	$104,775	$535,686

(A) 45 Leases located in Kansas in 2008

Developed Properties, Cherokee basin

Our developed properties are located on an approximately 29,000 acre leasehold position located in the Cherokee basin, primarily in Linn and Miami counties, Kansas. We have 45 wells in four batteries producing gas across a 12 mile area of the Cherokee basin. From east to west, these areas are named Jake (12 well), Lancaster (26 wells), Osawatomie (4 wells), and

Heartland Oil & Gas Corp.
Financial Statement Notes

Note 3-Oil and Gas Properties (cont.)

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

Developed Properties	June 30, 2008	December 31, 2007
Beginning Balance	$4,355,646	$792,504
Additions related to wells transferred from Catlin Oil and Gas
Subsidiary of UPDV	-	5,780,910
Acquisition, exploration, drilling and lease and well equipment	211,782	2,228,714
Less accumulated depletion	(378,299)	(387,136)
Less plugging and abandonment costs	-	-
Less impairment costs	-	(4,059,346)
Total developed properties	$4,189,129	$4,355,646

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

Pipeline and facilities	June 30, 2008	December 31, 2007
Beginning Balance	$3,399,177	$2,521,670
Additions related to wells transferred from Catlin Oil and Gas
subsidiary of UPDV	-	989,631
Acquisition of equipment	383,213	41,629
Less depreciation	(50,836)	(153,753)
Total pipeline and facilities	$3,731,554	$3,399,177

Note 4- Related Party Notes Receivable and Matters Related to Them

Relationship with Aztec

The Company incurred approximately $2,500,000 of costs that have been capitalized into Proved, Developed Oil and Gas Property Assets at June 30, 2008. During the six months ended June 30, 2008, the Company paid $0 in cash towards those costs. As of June 30, 2008, Heartland has recorded $702,031, in accounts payable and accrued liabilities net of a $19,000 credit between the Company and Aztec. During six months ended June 30, 2008 and the year ended December 31, 2007, the Company was Aztec’s sole customer.

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

Heartland Oil & Gas Corp.
Financial Statement Notes

Note 4- Related Party Notes Receivable and Matters Related to Them (Continued)

Note Receivable Catlin

Note Receivable Catlin consists of a promissory note, dated August 1, 2007, received by the Company from Catlin Oil & Gas, Inc. ("Catlin"), a subsidiary of UPDV, in exchange for the Company issuing shares of its common stock in connection with the acquisition by UPDV of certain assets. The value of the shares of common stock so issued by us was valued at $400,000. This unsecured Note Receivable Catlin bears interest at 5% per annum, with principal and interest receivable in full by or before August 1, 2010. The notes receivable balance of $418,301 at June 30, 2008 includes accrued interest income earned of $18,301 to that date.

As further discussed in Note 5, in October 2007, Catlin transferred certain of its oil and gas property assets to the Company. Underlying assets that remain in the Catlin subsidiary of UPDV consists principally of idle drilling rigs, a small storage facility and building located in Jacksboro, Texas.

Note 5- Transfer of the Oil & Gas Assets of Catlin Oil & Gas, Inc. (a subsidiary of UPDV)

On March 6, 2008 (the "Closing Date"), the Company closed an asset purchase transaction pursuant to the terms and conditions of the Asset Purchase Agreement (the "APA") by and between Universal Property Development and Acquisition Corporation ("UPDV") and its subsidiary Catlin Oil & Gas, Inc. ("Catlin") (the "Sellers"), whereby the Company acquired certain oil and gas related assets (the "Assets") of the Sellers that were transferred to the Company at their then historical cost basis of Catlin for financial statement purposes on the Effective Date of $6,794,723 (the "Purchase Price"). The APA was dated as of August 15, 2007 and the assets were effectively transferred as of October 1, 2007 (the "Effective Date").

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

Below is a summary of the Palo Pinto Asset transferred to the Company by Catlin:

Developed Properties including within Oil and Gas Properties	$5,780,910
Pipeline and Facilities	989,631
Other	24,182
$6,794,723

In consideration for the Palo Pinto Assets transferred by Catlin the Company issued two promissory notes to UPDV in the aggregate amount of $6,794,723 (See Note 6).

Note 6-Notes and Loans Payable

Parent entity/company officer/shareholder

Convertible Debt

As of June 30, 2008 and December 31, 2007, the amount due consists of the following:

Terms and to Whom Payable	June 30, 2008	December 31, 2007
As of December 31, 2007 , the Company borrowed $215,000, respectively on a note bearing 8% interest, payable to Kamal Abdallah, President of UPDV. At December 31, 2007, this note has an outstanding balance payable on demand, including accrued interest of $5,793. As further discussed below, on May 15, 2008, in consideration for a payment of $215,000 to him by an affiliate of Five Star Partner the notes were assigned to Five Star. On May 26, 2008 the Company agreed to convert this debt into 825,000,000 shares of the Company’s $0.001 split adjusted par value common stock.	$-	$220,793

Other advances received from Parent entity/Company officer/shareholder

As of June 30, 2008 and December 31, 2007, notes payable to related parties consist of the following:

Terms and to Whom Payable	June 30, 2008	December 31, 2007
On April 1, 2008, the Company entered into a Promissory Note with Kamal Abdallah. The Company promises to pay $108,500 together with 6% interest per annum payable on demand including accrued interest of $1,605.	$110,105	$-

These short-term advances received from Kamal Abdallah between April and June of 2008 were converted on July 1, 2008 into two formal promissory notes payable to him on demand, bearing interest at 6% per annum	$333,700	$-
Total	$443,805	$-

Heartland Oil & Gas Corp.
Financial Statement Notes

Note 6-Notes and Loans Payable (cont.)

Parent entity -UPDV

As of June 30, 2008 and December 31, 2007, the amount due consists of the following:

Terms and to Whom Payable	June 30, 2008	December 31, 2007

A short-term Promissory Note in the original amount of $3,635,000 arising out of the transfer of Catlin Oil and Gas assets described in Note 5. The Note was due and payable on June 30, 2008. The Company shall pay interest on the unpaid principal amount of the Note, until such principal amount shall be paid in full, at the rate of 5% per annum. At June 30, 2008 and December 31, 2007, this loan, which is payable on demand, has an outstanding balance including accrued interest of $136,313 and $45,438, respectively, since the Company did not have the funds available to repay its parent entity on its due date nor has it repaid it subsequently.

	3,771,313	3,680,438
A long-term Promissory Note in the original amount of $3,159,723 arising out of the same transfer of Catlin Oil and Gas assets described under the short-term promissory note, with the principal amount being due and payable in one lump sum payment on July 16, 2010. The Company shall pay interest on the unpaid principal amount of Note, until such principal amount shall be paid in full, at the rate of 5% per annum. At March 31, 2008 and December 31, 2007, this loan, which is payable on demand, has an outstanding balance including accrued interest of $118,490 and $39,496, respectively.	$3,278,213	$3,199,219
Total	$7,049,526	$6,879,657

The maturities of the UPDV loans at June 30, 2008 are as follows:

Years Ending June 30,	Amounts
2009	$3,771,313
2010	-
2011	3,278,213
2012	-
2013 and after	-
$7,049,526

Other related party relationships

As of June 30, 2008 and December 31, 2007, the amount due consists of the following:

Terms and to Whom Payable	June 30, 2008	December 31, 2007
A loan payable in the amount of $50,000 to Triple Crown Consulting, a minority owner in the Canyon Creek Oil and Gas, Inc. UPDV subsidiary, with interest accrued at 8% per annum. At June 30, 2008 and December 31, 2007, this loan, which is payable on demand, has an outstanding balance including accrued interest of $3,364 and $1,370, respectively.	$53,364	$51,370
Total	$53,364	$51,370

Heartland Oil & Gas Corp.
Financial Statement Notes

Note 6-Notes and Loans Payable (cont.)

Other notes and loans payable

As of June 30, 2008 and December 31, 2007, notes payable to related parties consist of the following:

Terms and to Whom Payable	June 30, 2008	December 31, 2007
A loan payable in the amount of $50,000 to RAKJ Holdings, Inc. with interest accrued at 8% per annum. At June 30, 2008 and December 31, 2007, this loan, which is payable on demand, has an outstanding balance including accrued interest of $3,364 and $1,370, respectively. The shareholders of RAKJ Holdings, Inc. also provide financing for Oil and Gas purchases under an unsecured and uncommitted line of credit for Continental Fuels, Inc., a subsidiary of UPDV.	$53,364	$51,370
Total	$53,364	$51,370

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

On March 28, 2007, we and the Payees extended the due date of the Notes to April 4, 2007. On April 4, 2007 the Notes were again extended to April 16, 2007. All these Notes were subsequently transferred to UPDV and Five Star Partners LLP as described below.

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

Pursuant to the sale of a 52% interest in the Company’s common stock to Universal Property Development and Acquisition Corporation on April 19, 2007, these Notes were transferred to UPDV and Five Star as described below.

Acquisition of the Notes by UPDV and Five Star

On April 20, 2007, UPDV closed a note purchase transaction (the "Note Purchase") pursuant to the terms and conditions of a Note Purchase Agreement, dated April 19, 2007, between UPDV as the buyer and SDS Capital Group SPC, Ltd. and Baystar Capital II, L.P. (together the "Sellers") whereby UPDV purchased four million seven hundred fifty-six thousand dollars ($4,756,000) in face amount of the Notes for an aggregate purchase price of $1,500,000 in cash and 26,260,504 restricted shares of the common stock of UPDV. Five Star Partners LLC ("Five Star") purchased one million seven hundred twenty-nine thousand ($1,729,000) in face amount of Notes.

Heartland Oil & Gas Corp.
Financial Statement Notes

Note 6-Notes and Loans Payable (cont.)

The Notes did not pay interest but were convertible into shares of our common stock based on a conversion price of $0.04 per share. Under the terms of this conversion provision, the Notes acquired by UPDV were convertible into 118,900,000 shares of our common stock. The Notes acquired by Five Star were convertible into 43,225,000 shares of our common stock. In the event of a full conversion of the Notes to shares of our common stock, UPDV would hold an aggregate of 123,963,176 shares of our common stock.

As a condition to the closing of the Note Purchase, and in exchange for UPDV and Five Star’s agreement to extend the maturity date of the Notes from April 16, 2007 to December 31, 2007, we executed consents to the transfer of the Notes to UPDV and Five Star and the assignment by the Sellers of their security interests under an existing security agreement covering the Notes to UPDV and Five Star. UPDV entered into a second loan agreement with Sheridan for $3,250,000 on August 16, 2007, which is discussed in Note 10.

On January 31, 2007 we borrowed $185,000 on non-interest bearing notes, of which $127,500 was received from SDS Capital Group, SPC Ltd. and $57,500 was received from Baystar Capital II, L.P. $65,000 of these funds, plus interest of $1,820 was used to pay off the December 7, 2006 note to SDS Capital Group SPC, Ltd. The maturity date of the new notes was March 28, 2007; however on March 27, 2007 both lenders extended the notes to April 4, 2007. On April 4, 2007 the notes were again extended to April 16, 2007. Pursuant to the sale of a 52% interest in the Company’s common stock to Universal Property Development and Acquisition Corporation on April 19, 2007, these notes were assigned to UPDV and were incorporated into the $4,756,000 notes described above.

On September 26, 2007, the Company and UPDV agreed to revise the terms of the Notes held by UPDV. Pursuant to the revised terms, UPDV agreed to convert the entire $4,756,000 face amount of the Notes held by them into 4,756,000 shares of our newly created Series B Convertible Preferred stock.

During the third quarter of 2007, Five Star presented $1,729,000 in face amount of Notes to the Company for conversion into 43,225,000 shares of common stock. Pursuant to the terms of the agreement described in Note 10, the Company issued 19,025,000 shares of its common stock to Five Star as of December 31, 2007. During the quarter ended June 30, 2008, the Company issued the remaining 11,700,000 common shares to Five Star. Pursuant to the terms of the agreement described in Note 6, the Company has issued an aggregate of 43,225,000 shares of its common stock to Five Star as of June 30, 2008.

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

We recognize asset retirement obligations related to our oil and gas property.

	June 30, 2008	December 31, 2007
Beginning asset retirement obligations	$732,416	$227,040

Additions related to wells transferred from Catlin Oil and Gas subsidiary of UPDV (See Note 5)	25,966	469,915
Accretion	27,714	35,461
Total asset retirement obligations	$786,096	$732,416

Heartland Oil & Gas Corp.
Financial Statement Notes

Note 8-Sale of Common Stock, Stock Options and Warrants

Options

A summary of the changes in our common share purchase options is below:

	June 30, 2008		December 31,2007
		Weighted		Weighted
		Average		Average
	Number	Exercise Price	Number	Exercise Price
Balance, beginning of year	308,500	$3.80	372,500	$6.10
Granted	-	-	130,000	1.40
Exercised	-	-
Forfeited / Expired	-	-	(194,000)	(6.50)
Balance, end of period	308,500	$3.80	308,500	$3.80

Additional information regarding options outstanding at June 30, 2008 is:

	Outstanding			Exercisable
		Outstanding Weighted	Weighted	Vested
	Number	average remaining	average	Number of	Exercise
	of shares	contractual life (years)	exercise price	shares	prices
$0.00-$1.00	285,500	5.72	$2.80	285,500	$2.80
$1.01-$2.00	23,000	7.00	$16.00	23,000	$16.00
	308,500	5.82	$6.10	308,500	$6.10

New Option Plan

The Company adopted the 2008 Stock Option/Stock Issuance Plan (the "Plan") effective May 30, 2008. The Company has reserved 20,000,000 shares of common stock, par value .001 per share, under the Plan for issuance to employees, consultants and other eligible recipients. As of June 30, 2008, the Company had not issued any options under the Plan.

Acquisition of Our Common Stock by UPDV

Pursuant to the terms of a Stock Purchase Agreement dated April 19, 2007, by and between the Company and UPDV, a Nevada corporation, UPDV agreed to purchase a total of 5,063,176 shares (the "Shares") of our common stock in a private transaction with the Company for an aggregate purchase price of $1,000,000 in cash (the "Stock Sale"). The Stock Sale closed on April 20, 2007 (the "Closing Date"), through the payment by UPDV of the aggregate purchase price and the transfer of the Shares by us to UPDV.

As of April 10, 2007, and prior to the closing of the Stock Sale, we had 4,673,701 shares of common stock issued and outstanding. As a result of the closing of the Stock Sale on April 20, 2007, UPDV owned 5,063,176 of the 9,736,878 shares of our common stock that were outstanding after such closing. Therefore, as of April 20, 2007, UPDV owned 52% of our issued and outstanding common stock. The Stock Sale constituted a change of control transaction for us as UPDV owns a majority of our outstanding voting securities. Therefore, UPDV has the voting power to pass actions requiring shareholder approval and has the voting power to control the election of directors to our board of directors.

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

The Company was obligated under a series of employment offering letters, issued well prior to UPDV’s acquisition of control of the Company described above, to provide severance pay to certain key employees for a six month period after a change in the control of the Company and a material change in position has occurred. These employment obligations totaled approximately $60,000. As of March 31, 2008 all of the obligations under these employment letters were paid.

Heartland Oil & Gas Corp.
Financial Statement Notes

Note 8-Sale of Common Stock, Stock Options and Warrants (Continued)

Unregistered Sales of Equity Securities

Pursuant to the terms and conditions of the Note Purchase transaction whereby UPDV and Five Star acquired the Notes, the Registrant approved the issuance of an aggregate of 542,800 shares of its common stock to SDS and Baystar as part of the consideration in that transaction. Therefore, on July 27, 2007, the Registrant issued 373,446 shares of common stock to SDS and 169,354 shares to Baystar. The Company incurred a non-cash charge, based on the trading price of its Common Stock on the date of issuance, for facilitation fees incurred to these former convertible debt holders of $895,620 coincident to the change in control of the Company that resulted from UPDV’s acquisition of 52% of the Company’s common stock.

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

On September 26, 2007, the Company and UPDV agreed to revise the terms of the Notes held by UPDV. Pursuant to the revised terms, UPDV agreed to convert the entire $4,756,000 face amount of Notes held by them into 4,756,000 shares of our newly created Series B Convertible Preferred Stock.

The above transactions are recordable as conversions of debt instruments into equity instruments in accordance with EITF No. 06-6, entitled "Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments." The difference in shares received as consideration versus the pre-split share amounts (for Five Star: 43,225,000 shares versus 4,322,500 shares, and for UPDV: 118,900,000 versus 11,890,000 shares of common stock, assuming full conversion of UPDV’s preferred shares) multiplied by the July 25, 2007 post-split value of $1.40 per share amounts to $204,277,500 (Five Star: $54,463,500; and UPDV: $148,814,000). Under EITF 06-6 this amount would normally be required to be recorded in the Company’s Financial Statements as a charge in the Statement of Operations as interest expense, with a corresponding credit to additional paid-in capital. However, EITF No. 98-5, entitled "Accounting for Convertible Securities with Beneficial Conversion Feature or Contingently Adjustable Conversion Rations," further limits the amount to be recorded to the consideration received by the Company. Five Star purchased its $1,729,000 in face amount of Notes directly from SDS and Bay Star. The Company received no fresh cash proceeds from the transfer of these Notes from SDS and Bay Star to Five Star. The Company also received no fresh cash proceeds from the transfer of $4,756,000 in face amount of Notes from SDS and Bay Star to UPDV.

Heartland Oil & Gas Corp.
Financial Statement Notes

Note 8-Sale of Common Stock, Stock Options and Warrants (cont.)

Unregistered Sales of Equity Securities (cont.)

Accordingly, since the Company received no fresh proceeds from either Five Star or UPDV from the transfer of the Notes to these entities, the Company has no amounts to be recorded for interest expense and a corresponding credit to additional paid-in capital related to these transactions.

During the third quarter of 2007, Five Star presented $1,729,000 in face amount of Notes to the Company for conversion into 43,225,000 shares of common stock. Pursuant to the terms of the agreement described above, the Company issued 19,025,000 shares of its common stock to Five Star in 2007. During the six months ended June 30, 2008, the Company issued Five Star an additional 24,200,000 shares of common stock. The shares of common stock issued to Five Star are restricted shares and were issued in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and Rule 506 of Regulation D there under. The shares issued to Five Star are subject to Rule 144 under the Securities Act and therefore generally cannot be resold for a period of twelve months from the date of issuance. However, the outstanding Notes of the Registrant converted by Five Star have been fully paid and outstanding for a period in excess of two years from the date of their issuance by the Registrant. No additional consideration is payable upon the conversion of the Notes to shares of our common stock. While the shares of common stock to be issued upon conversion of the Notes are restricted shares, the holders of the shares issued upon conversion may request the removal of any restrictive legends that would be attached thereto in accordance with the provisions of Rule 144(k) under the Securities Act of 1933, as amended. The removal of any restrictive legends from the shares of common stock issued on conversion of the Notes will be dictated by the provisions of Rule 144(k).

As of December 31, 2007 , the Company borrowed $215,000, respectively on a note bearing 8% interest, payable to Kamal Abdallah, President of UPDV. At December 31, 2007, this note has an outstanding balance payable on demand, including accrued interest of $5,793. As further discussed below, on May 15, 2008, in consideration for a payment of $215,000 to him by an affiliate of Five Star Partners the notes were assigned to Five Star. On May 26, 2008 the Company agreed to convert this debt into 825,000,000 shares of the Company’s $0.001 split adjusted par value common stock. As of June 30, 2008, the Company had issued 586,000,000 shares to Five Star pursuant to this conversion agreement.

Designation and issuance of our Series B Convertible Preferred Shares

On September 26, 2007, the Company and UPDV agreed to revise the terms of the Notes held by UPDV. Pursuant to the revised terms, UPDV agreed to convert the entire $4,756,000 face amount of the Notes held by them into 4,756,000 shares of our newly created Series B Convertible Preferred stock. Therefore, the conversion rate of the Notes converted by UPDV was one share of Series B preferred stock for each one dollar of Notes converted. The 4,756,000 shares of Series B Convertible Preferred Stock were issued to UPDV on September 30, 2007 and all of the Notes held by UPDV were surrendered to the Company for cancellation. The shares of Series B Convertible Preferred Stock held by UPDV are convertible in to 118,900,000 shares of the Company’s common stock and UPDV has the right to vote the shares of Series B Preferred stock on an "as converted" basis in any matters for which the holders of our common stock are entitled to vote.

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

Company common shares issued to accommodate Catlin asset purchase from third parties

On July 1, 2007, Catlin Oil and Gas Inc. entered a Purchase and Sale Agreement with Jilpetco Inc., Petro Pro, PKC Energy and Jed Miesner for the acquisition of the Palo Pinto Assets. The purchase price was $3,600,000 together with 12,500,000 shares of UPDV restricted common stock and 4,000,000 restricted shares of the Company’s common stock. The number of shares of UPDV common ctock and the number of shares of the Company’s common stock issued was adjusted as of the date of closing to reflect a total payment of $800,000 in UPDV common stock and $400,000 in the Company’s common stock. The Company’s shares were issued on September 14, 2007 in exchange for a long-term promissory note receivable from Catlin for $400,000. See "Note 4-Related Party Notes Receivable" above for a description of the Catlin note receivable.

The Palo Pinto Assets were subsequently transferred from Catlin to the Company as described in Note 5 above.

Heartland Oil & Gas Corp.
Financial Statement Notes

Note 8-Sale of Common Stock, Stock Options and Warrants (cont.)

Changes to Our Board of Directors

On January 28, 2008, the Company and the Company’s CEO Steven A. Fall mutually agreed to his resignation from all the positions held by Mr. Fall in the Company. On the same day, Mr. Fall also entered into an Agreement and General Release ("Agreement") with the Company whereas the Company accepted the resignation of Mr. Fall as Chief Executive Officer, President and a director of the Company on February 1, 2008, the termination date. In the Agreement the Company agreed that for a period up to and including March 31, 2008, it shall continue to pay Mr. Fall’s salary, and his medical and dental insurance premiums. The Company also agreed to pay $16,000 to Mr. Fall, subject to his giving his best effort to continue to assist the Company as necessary in the completion of any and all reports as required by the SEC and /or other governmental entities or regulatory bodies.

Heartland Oil & Gas Corp.
Financial Statement Notes

Note 9-Income Tax

At June 30, 2008, we had approximately $75,525,222 in pretax US federal and state net operating loss carryforwards, expiring through 2028. We incurred portions of such net operating loss carryforwards prior to September 17, 2002, our reverse acquisition date. As such, we anticipate limitations to the use of these carryforwards under Internal Revenue Code Section 382. We provide for deferred tax arising from temporary differences in the book and tax carrying amounts of assets and liabilities. Temporary differences arise primarily from differences in reporting stock-based compensation, intangible drilling and completion cost and oil and gas impairment expense. We have fully reserved the deferred tax assets that arise from such operating loss carryforwards and temporary differences of approximately $29,077,200 at June 30, 2008, in the accompanying financial statements as follows.

June 30, 2008
Net operating loss deduction	$29,077,200
Valuation Allowance	(29,077,200)
Net Deferred Tax Asset	$-

Reconciliation of the differences between the statutory tax rate and the effective tax rate is:

June 30, 2008
Federal statutory tax rate	34.00%
State Tax Rate	4.50%
Effective Tax Rate	38.50%
Valuation Allowance	-38.50%
Net Effective Tax Rate	-

Note 10-Other Related Party Transactions

UPDV Relationship to Former and Current Convertible Debt Holders of the Company

On April 6, 2007 UPDV entered into a Loan Agreement with Sheridan Asset Management ("Sheridan") in which Sheridan agreed to lend the Company $3,635,000 with an original issue discount of $908,750 based upon a 29.12% yield to maturity ("the Note"). The Company’s use of the $2,726,250 net proceeds from the subscription amount was (a) $1,000,000 to acquire 52% of Heartland Oil and Gas’s ("Heartland") outstanding common stock (the "Stock Sale"), (b) $1,500,000 for the note purchase transaction (the "Note Purchase"), $100,000 was used to pay the originator fee to the lender and closing costs, and the remainder was used by Heartland for working capital. This note is pursuant to the loan agreement dated April 6, 2007. The $3,635,000 note was to mature on April 6, 2008, but as discussed further below in this footnote it was not repaid by UPDV at its maturity date. As discussed below under "Secured Sheridan Borrowing By UPDV And Its Subsidiaries Under Second Loan Agreement With Restrictive Covenant," on May 1, 2008, UPDV entered into a Forbearance Agreement with Sheridan, pursuant to which Sheridan agreed not to exercise its rights under the Loan Documents that would have arisen as a result of that Registrant’s non-payment of the principal amount on April 6, 2008. Sheridan also agreed to extend the due date of the Term Loan to November 1, 2008, as long as UPDV continues to satisfy the terms and conditions of that agreement.

On April 6, 2007, UPDV issued Sheridan a warrant to purchase 2,234,382 fully paid and non-assessable shares of its common stock for an exercise price of $.5483, pursuant to the Loan Agreement dated April 6, 2007. The warrant expires on April 6, 2012.

On April 6, 2007, in connection with UPDV’s agreement with Sheridan, the Company and its subsidiaries have pledged all their assets to secure the amounts due to Sheridan. In addition, Kamal Abdallah, Chairman and CEO and Christopher McCauley, Secretary and a board member, have provided the lender with personal guarantees. The 5,063,176 shares of Heartland common stock that are now owned by UPDV have also been pledged as collateral for the amounts due to Sheridan.

On April 20, 2007, UPDV closed the Note Purchase with SDS Capital Group and Bay Star Capital (together the "Sellers") in which UPDV purchased $4,756,000 in outstanding promissory notes of Heartland for an aggregate purchase price of $1,500,000 and 26,260,504 restricted shares of common stock of UPDV. During April 2007, UPDV issued the 26,260,504 shares of its common stock to SDS Capital and Bay Star Capital.

Heartland Oil & Gas Corp.
Financial Statement Notes

Note 10-Other Related Party Transactions (cont.)

UPDV Relationship to Former and Current Convertible Debt Holders of the Company (cont.)

Five Star currently holds 165 shares of UPDV’s Class B Convertible Preferred Stock convertible into 3,300,000 shares of Common Stock of UPDV.

Readers of the Company’s current consolidated financial statements herein should consult the most recent Form 10QSB and 10KSB on file with the SEC for a better understanding of the Company’s current financial status.

Secured Sheridan Borrowing By UPDV And Its Subsidiaries Under Second Loan Agreement With Restrictive Covenant.

On August 16, 2007, UPDV and its UPDV-O, Heartland, Catlin, Canyon Creek, and Aztec subsidiaries entered into a second Loan Agreement with Sheridan (the "Holder") for $3,250,000. The proceeds of the loan were used by UPDV’s wholly owned subsidiary, Catlin Oil & Gas, Inc., to complete the Palo Pinto acquisition. UPDV was the primary borrower under the terms and conditions of this Loan Agreement. The Company executed a Subsidiary Guarantee and Security Agreement in connection with this loan.

The outstanding Principal Amount under the Loan shall be due and payable by UPDV, in thirty-six (36) consecutive equal installments in the amount of $90,278, due on each Settlement Date. UPDV shall pay interest on the unpaid Principal Amount of the Loan, from August 15, 2007 until such principal amount shall be paid in full, at the rate of 15% per annum. In addition to the 15% per annum interest payable by UPDV to the Holder, UPDV shall pay to the Holder interest at the rate of 5% per annum, on the principal amount outstanding from time to time hereunder ("PIK Amount") on the Maturity Date. Kamal Abdallah, Chairman and CEO and Christopher McCauley, a Director and Secretary have provided the lender with personal guarantees.

The Senior Secured Promissory Note dated August 16, 2007 under this second loan agreement contains certain negative covenants to be met by UPDV and the Company, which include: limitations on dividends and distribution and repurchase of Company common stock other than distribution to the Company by its wholly owned subsidiary; limits on sale, transfer and disposal of Company assets except for sale by UPDV of the Palo Pinto and other Catlin assets to the Company pursuant to the terms of a purchase agreement; issuance of more than $250,000 in fair value at any time in common stock or securities exchangeable for, convertible into or exercisable for common stock of the Company; incur any capital expense in excess of $500,000; consummate any merger or acquisition except on terms satisfactory to Sheridan; maintenance by the Company of a cash flow coverage ratio (See Note 5) . The promissory note imposes certain negative covenants on the Company related to and requiring lender approval: merger or acquisition activities or management changes. Other covenants to be met by the Company include minimum net worth and earnings before interest, taxes and depreciation ("EBITDA"). The promissory note also contains provisions relating to change in Company control as well as minimum net worth.

At June 30, 2008, UPDV and its subsidiaries had aggregate debt due Sheridan under acquisition related term and revolving notes payable of $5,982,224 excluding acquisition related notes payable that are owed at that date by UPDV’s Continental Fuels Inc. subsidiary of $4,833,303 to Sheridan that require separate loan compliances by Continental. The secured Sheridan borrowings by Continental are subject to certain significant loan compliance provisions, one of which that entity is currently in default of. Accordingly, readers of the Company’s Financial Statements are highly advised to refer to financial statements of UPDV and Continental separately filed in their Annual Report on Form 10-K for the year ended December 31, 2007or more recent subsequent quarterly filings on Form 10-Q.

Pursuant to the above, on May 1, 2008, UPDV entered into a Forbearance Agreement with Sheridan, pursuant to which Sheridan agreed not to exercise its rights under the Loan Documents, for the $3,635,000 note payable discussed above, that would have arisen as a result of that Registrant’s non-payment of the principal amount on April 6, 2008. Pursuant to the Forbearance Agreement, Sheridan agreed to extend the due date of the Term Loan to November 1, 2008, as long as UPDV continues to satisfy the terms and conditions of that agreement. Among other things, the Forbearance Agreement required the borrower, UPDV, to pay Sheridan accrued interest of $50,347 outstanding at April 30, 2008, and to pay accrued and unpaid interest outstanding on the note on the first day of each calendar month during the Forbearance Term commencing on June 1, 2008. The agreement also requires the borrower to pay $100,000 a month towards principals on the first day of each calendar month during the Forbearance Term commencing on June 1, 2008. In addition the borrower is required to pay a Forbearance fee of $500,000 on November 1, 2008. Interest accruable under the Forbearance Agreement is chargeable at a rate of 20% per annum. Finally, the borrower required to demonstrate to the lender timely fulfillment of oil and gas production milestone established in a schedule made part of the agreements.

Heartland Oil & Gas Corp.
Financial Statement Notes

Note 11 - Commitments and Contingencies

Lease Agreements

On December 14, 2007, UPDV entered into a Lease Termination Agreement (the "Agreement") with R. M. Crowe Property Management, LP (the "Landlord") to terminate of the lease on the office space located in Suite 285 of 12603 Southwest Freeway Building, Stafford, Texas 77477. On that same day, we entered into an Office Lease (the "Lease") with the same Landlord on new office space in the same building. The new Lease is for space in the building consisting of approximately 4,744 rentable square feet, commonly referred to as Suite 420. The Lease has a term of fifty-eight months, beginning on January 1, 2008.

Lease Agreements (cont.)

Under the above lease agreement, at June 30, 2008 the Company’s future commitments are as follows:

Years Ending June 30,	Amounts
2009	$85,392
2010	85,392
2011	85,392
2012	85,392
2013 and after	28,464
$370,032

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

On March 27, 2008, a former employee filed a petition against Heartland Oil & Gas Corporation, a wholly owned subsidiary of the Company, alleging that it had breached its employment contract with him.  In addition to attorneys’ fees, the former employee is seeking $99,650, which is derived from the remainder of his base salary, his annual cash bonus and his out of pocket expenses.  Heartland believes the suit is without merit and intends to vigorously defend itself.  Toward that end, the Company filed an answer denying the allegations asserted in the suit. As of August 14, 2008, there have been no material developments in this case.

Beginning March 31, 2008, a three day court trial was conducted relative to the Kansas litigation regarding the action filed by plaintiffs seeking to evict the Company from the land on which its compressor is located in Kansas. During the trial, the Court reviewed evidence and heard testimony from various witnesses and made rulings on several legal issues. At the conclusion of the trial, the Court directed counsel for each of the parties to submit proposed findings of fact and conclusions of law by or before April 23, 2008, after which time the Court will render its final decision on the case. On July 24, 2008, the Court rendered its Judgment in favor of Heartland on all issues.

Note 13- Sale of Royalty Interest/Leases

On January 10, 2008, the Company entered into a sale of certain interest in leases in Nemaha County, Kansas with Noble Petroleum, Inc. for total of $27,200 based on $10 per acre for the leases. The Company also retains and expects a one thirty second (1/32) over-riding royalty interest of oil, gas and mineral revenues which the Company leases to Noble Petroleum, Inc. The Company’s cost of these leases had been written off in a prior year. Noble Petroleum subsequently drilled its initial well on this property and has reported that this well is producing approximately 65 barrels of crude oil per day.

Heartland Oil & Gas Corp.
Financial Statement Notes

Note 14-Subsequent Events

On July 8, 2008, the Company issued 5,000,000 shares of common stock to Bradley Steere in satisfaction of $50,000 in fees due for services rendered as a consultant to the Company.

On August 5, 2008, the Company issued 10,000,000 shares of common stock to Wesley Ramjeet in satisfaction of $80,000 in fees due for services rendered as a consultant by Profit Planners, Inc. to the Company.

In July and August 2008, the Company issued 234,500,000 shares of the 825,000,000 shares of common stock that was converted from debt to Five Star.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion reports material changes from December 31, 2007 through June 30, 2008, as well as other information. We encourage the reader to also read Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-KSB for the period ended December 31, 2007. Factors that could cause or contribute to such difference include, but are not limited to; those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risks Related To Our Business".

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

Except as required by applicable law, including the securities laws of the United States, we do not intend to UPDVte any of the forward-looking statements to conform these statements to actual results.

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

Results of Operations for the Three and Six Months Ended June 30, 2008 and 2007.

Revenue and operating expense

During the three and six months ended June 30, 2008 and 2007, we sold $707,177, $1,229,159, $119,190 and $229,710 of natural gas, earned $14,660, $39,952, $6,023 and $11,847 in compression and transportation revenue, respectively. The increase in revenues was the result of the acquisition of Jack and Palo Pinto leases and increased production from our leases. The total volume for the three and six months ended June 30, 2008 and 2007 was 56,599, 110,269, 17,711 and 34,872 Mcf at an average price of $11.41, $10.35, $6.73 and $6.59, respectively. During the three and six months ended June 30, 2008 and 2007, lease operating expenses and production tax were $273,239, $592,908, $113,430 and $187,953 respectively.

Exploration expense, expired leases for the three and six months ended June 30, 2008 and 2007 was $1,105, $430,911, $15,895 and $39,054, respectively, a decrease of $14,790 for the three months and an increase of $391,857 for the six months. Depreciation, depletion and accretion expense for the three and six months ended June 30, 2008 and 2007 was $174,040, $341,150, $94,270 and $192,193, respectively, an increase of $79,770 and $148,957. The increase in depreciation, depletion and accretion was a result of the acquisition of Jack and Palo Pinto leases and increased production from our leases.

Share based compensation was none, none, $10,701 and $19,138 for the three and six months ended June 30, 2008 and 2007, respectively. There were no shares were issued for compensation in 2008.

Salaries and related benefits was $34,309, $207,652, none and none for the three and six months ended June 30, 2008 and 2007, respectively.

Other general and administrative expense for the three and six months ended June 30, 2008 and 2007 was $121,486, $358,877, $278,460 and $474,635, respectively, a decrease of $156,974 and $115,758. This change was due in part to an increase in our legal and accounting fees. Legal and accounting fees were $191,945 and $95,347 for the three and six months ended June 30, 2008.

Interest expense for the three months ended June 30, 2008 and 2007 was $93,971 and $1,820, respectively, an increase of $92,151. Interest expense for the six months ended June 30, 2008 and 2007 was $186,548 and $6,298,266. This change was due to the effect of the conversion of $6,300,000 of Preferred stock to convertible debt in the first quarter of 2007.

Interest income for the three months ended June 30, 2008 and 2007 was $4,987 and $2,370, respectively. The increase of $2,616 was due to interest on notes receivable outstanding in 2008 that were not outstanding in 2007. Interest income for the six months ended June 30, 2008 and 2007 was $9,972 and $2,373.

Gain on sale of leases for the three months ended June 30, 2008 and 2007 was $none and none, respectively. Gain on sale of leases for the six months ended June 30, 2008 and 2007 was $27,200 and none, respectively. The increase was due to the sale of interest in leases to Noble Petroleum, Inc in 2008.

Gain on sale of fixed assets for the three months ended June 30, 2008 and 2007 was $8,442 and $1,626, respectively. Gain on sale of fixed assets for the six months ended June 30, 2008 and 2007 was none and none, respectively.

Stock based compensation to Five Star for the three months ended June 30, 2008 and 2007 was $27,818,337 and none, respectively. Stock based compensation to Five Star for the six months ended June 30, 2008 and 2007 was $27,818,337 and none, respectively. The increase was from the conversion of the $215,000 promissory note into 825,000,000 shares of common stock during the second quarter of 2008

Net loss for the three months ended June 30, 2008 and 2007 was $27,781,222 and $386,993 and respectively. Net loss for the six months ended June 30, 2008 and 2007 was $28,628,474 and $6,967,309, respectively The decrease for the six month period of $21,661,165 was mainly due to loss that resulted from the conversion of the $215,000 promissory note into 825,000,000 shares of common stock during the second quarter of 2008.

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

Liquidity and Capital Resources

Cash Requirements

The Company has incurred recurring operating losses since its inception, and as of June 30, 2008 had an accumulated deficit of approximately $88,921,317 and had insufficient capital to fund all of its obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Operating Activities

As shown in the consolidated financial statements, at June 30, 2008, the Company had cash on hand of $4,384, compared to $19,969 at June 30, 2007. Net cash provided by operating activities was $18,384 for the six months ended June 30, 2008. We had a net loss of $28,628,474. We had non-cash charges that included $27,714 due to accretion of the asset retirement obligation, $430,911 of exploration expense for expired leases, $313,436 of depreciation, depletion or amortization, $9,972 of interest income related to the note receivable from Catlin, $186,332 of interest expense resulting from various notes and loans payable and $27,818,337 of stock based compensation to Five Star. In addition, changes in operating assets and liabilities totaled $91,074 for the six months ended June 30, 2008.

Net cash used in operating activities was $253,176 for the six months ended June 30, 2007. We had a net loss of $6,967,309. We had non-cash charges that included $6,416,446 of interest expense resulting from discount on notes arising from the exchange of preferred stock for convertible debt, $182,270 of depreciation, depletion and amortization, $19,138 related to share based compensation, $39,054 of exploration expense for expired leases and $9,923 of accretion of asset retirement obligation. In addition, changes in operating assets and liabilities totaled $47,302 for the six months ended June 30, 2007. It included $54,147 increase in other current assets, $76,029 increase in prepaid expense, and $177,478 increase in accounts payable and accrued liabilities.

Investing Activities

Cash flows provided by investing activities was $399,841 during the six months ended June 30, 2008. It primarily consisted of $227,795 for purchase of pipeline and facilities, $211,782 of acquisition and exploration of oil and gas property, and $27,200 from proceeds from sale of oil and gas leases, $1,626 from proceeds from sale of equipment and $10,910 advances from the parent entity and its UPDV-O subsidiary.

Cash flows used in investing activities was $257,257 during the six months ended June 30, 2007. It primarily consisted of $263,733 of cash proceeds from the acquisition and exploration of oil and gas property, $10,929 for purchase of pipeline and facilities and $17,405 of cash proceeds from sale of equipment.

Financing Activities

The cash flows provided by financing activities of $384,522 during the six months ended June 30, 2008, consisted of $57,678 decrease in cash overdraft, $442,200 from proceeds of loans from parent entity/company officer/shareholder.

The cash flows provided by financing activities of $454,678 during the six months ended June 30, 2007, consisted of $495,322 decrease in due to related parties, $1,000,000 of additional paid-in capital, $50,000 of share issue costs.

We had losses of $28,628,474 for the six months ended June 30, 2008.

While we expect to raise the additional financing in the future, there can be no guarantee that we will be successful.

We have no significant off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We conduct no hedging activity. We have no derivative contracts.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending June 30, 2008 covered by this quarterly report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and acting Chief Financial Officer does not relate to reporting periods after June 30, 2008.

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

Management, under the supervision of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in  Internal Control-Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2008 under the criteria set forth in the in Internal Control-Integrated Framework.

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

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Beginning March 31, 2008, a three day court trial was conducted relative to the Kansas litigation regarding the action filed by plaintiffs seeking to evict the Company from the land on which its compressor is located in Kansas. During the trial, the Court reviewed evidence and heard testimony from various witnesses and made rulings on several legal issues. At the conclusion of the trial, the Court directed counsel for each of the parties to submit proposed findings of fact and conclusions of law by or before April 23, 2008, after which time the Court will enter its final decision on the case. On July 24, 2008, the Court rendered its Judgment in favor of Heartland on all issues.

On March 27, 2008, a former employee filed a petition against Heartland Oil & Gas Corporation, a wholly owned subsidiary of the Company, alleging that it had breached its employment contract with him.  In addition to attorneys’ fees, the former employee is seeking $99,650, which is derived from the remainder of his base salary, his annual cash bonus and his out of pocket expenses.  Heartland believes the suit is without merit and intends to vigorously defend itself.  Toward that end, the Company filed an answer denying the allegations asserted in the suit.  As of August 14, 2008, there have been no material developments in this case.

Item 1A.	Risk Factors

Item 1A. "Risk Factors" of our Annual Report on Form 10-KSB for the year ended December 31, 2007 includes a detailed discussion of our risk factors. There have been no significant changes to our risk factors as set forth in our 2007 Form 10-KSB.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On July 31, 2007, the Company and Five Star Partners, LLP ("Five Star"), the holder of an aggregate of $1,729,000 of our outstanding Notes, agreed to amend the conversion terms of those Notes. Pursuant to the terms and conditions agreed to by the parties, the Company agreed to allow for the conversion of the Notes into shares of the Company’s common stock at their stated rate of $0.04 per common share. Pursuant to this amendment, the Notes held by Five Star were convertible into an aggregate of 43,225,000 shares of the Company’s common stock. During the 2007 fiscal year, the Company issued an aggregate of 19,025,000 shares of common stock to Five Star pursuant to this conversion provision. During the six months ended June 30, 2008, the Company issued an additional 24,200,000 shares of common stock to Five Star pursuant to this conversion provision.

The shares of common stock issued to Five Star, as described above, were restricted shares and cannot be resold unless they are subsequently registered pursuant to the Securities Act of 1933, as amended, or such sale is pursuant to a valid exemption from such registration. The transactions referred to above did not involve an underwriter or placement agent and there were no underwriter’s discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction. The transactions referred to above were exempt transactions in accordance with the provisions of Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering. We did not engage in any public solicitations in connection with the above transactions.

As of December 31, 2007 , the Company borrowed $215,000, respectively on a note bearing 8% interest, payable to Kamal Abdallah, President of UPDV. At December 31, 2007, this note has an outstanding balance payable on demand, including accrued interest of $5,793. Mr. Abdallah had an option to convert amounts due under the notes into common stock at the rate of $0.25 per shares. As further discussed below, on May 15, 2008, in consideration for a payment of $215,000 to him by an affiliate of Five Star Partners the notes were assigned to Five Star. On May 26, 2008 the Company agreed to convert this debt into 825,000,000 shares of the Company’s $0.001 split adjusted par value common stock, a conversion rate different from the conversion rate called for by the original promissory notes. As of June 30, 2008, the Company had issued 586,000,000 shares to Five Star pursuant to this conversion agreement.

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

HEARTLAND OIL AND GAS CORP.
(Registrant)

Date: August 19, 2008	/S/ Kamal Abdallah
Kamal Abdallah
Chief Executive Officer and President

